Form 10-Q
period 2024-03-31
Exodus Movement, Inc.
filed 2024-05-16
CIK 1821534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56643

Exodus Movement, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-3548560
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15418 Weir St. #333 Omaha, NE(1)	68137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 992-2566

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.000001 per share.	EXOD	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2024, the registrant had 4,878,884 shares of Class A common stock, par value $0.000001 per share, outstanding.

(1) We are a remote-first company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, communications may be directed to the listed address.

i

Cautionary Note on Forward-Looking Statements

This Report contains “forward-looking statements,” as that term is defined by the federal securities laws. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Report. Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved. Forward-looking statements are generally identified by the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “forecast,” as well as variations of such words or similar expressions.

Forward-looking statements include statements concerning:

•
our business plans and strategy;
•
projected profitability, performance or cash flows;
•
future capital expenditures;
•
our growth strategy, including our ability to grow organically and through mergers and acquisitions (“M&A”);
•
anticipated financing needs;
•
business trends;
•
our capital allocation strategy;
•
liquidity and capital management; and
•
other information that is not historical information.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in “Item 1. Business” and “Item 1A. Risk Factors” of Amendment No. 1 to our General Form for Registration of Securities on Form 10 filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2024 (such Amendment, "the Form 10"). All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise any forward-looking statements that have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and par value value)

	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,034	$11,376
U.S. dollar coin ($500 restricted as of both periods March 31, 2024 and December 31, 2023)	560	517
Treasury bills	43,813	43,151
Accounts receivable	6,605	3,240
Prepaid expenses	1,331	1,440
Other current assets	-	5
Total current assets	73,343	59,729
OTHER ASSETS
Fixed assets, net	414	317
Digital assets	141,540	35,010
Software assets, net	8,036	8,051
Other long term asset	40	-
Indefinite-lived assets	1,945	1,945
Other investments	100	100
Deferred tax assets	-	6,567
Total other assets	152,075	51,990
TOTAL ASSETS	$225,418	$111,719
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,770	$1,061
Other current liabilities	8,998	6,485
Total current liabilities	10,768	7,546
LONG-TERM LIABILITIES
Other-long term liabilities	424	412
Deferred tax liability	15,152	-
Total long-term liabilities	15,576	412
Total liabilities	26,344	7,958
STOCKHOLDERS' EQUITY
Preferred stock
$0.000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Class A Common Stock
$0.000001 par value, 32,500,000 shares authorized,	-	-
4,793,590 issued and outstanding as of March 31, 2024	-	-
4,320,005 issued and outstanding as of December 31, 2023	-	-
Class B Common Stock
$0.000001 par value, 27,500,000 shares authorized,	-	-
21,520,469 issued and outstanding as of March 31, 2024	-	-
21,760,855 issued and outstanding as of December 31, 2023	-	-
ADDITIONAL PAID IN CAPITAL	124,127	122,558
ACCUMULATED OTHER COMPREHENSIVE LOSS	(774)	(1,477)
RETAINED EARNINGS (ACCUMULATED DEFICIT)	75,721	(17,320)
Total stockholders' equity	199,074	103,761
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$225,418	$111,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
OPERATING REVENUES	$29,060	$13,345
COST OF REVENUES	10,704	6,857
GROSS PROFIT	18,356	6,488
OPERATING EXPENSES
General and administrative	8,055	5,972
Gain on digital assets, net	(56,799)	(441)
Total operating (income) expenses	(48,744)	5,531
Income from operations	67,100	957
OTHER INCOME
Staking and other income	150	16
Unrealized (loss) gain on investments	(244)	104
Interest income	947	403
Total other income	853	523
Income before income taxes	67,953	1,480
INCOME TAX EXPENSE	(13,166)	(707)
NET INCOME	$54,787	$773
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	703	(50)
COMPREHENSIVE INCOME	$55,490	$723
Net income per share
Basic net income per share of common stock - Class A	$2.09	$0.03
Diluted income per share of common stock - Class A	$1.75	$0.02
Basic net income per share of common stock - Class B	$2.09	$0.03
Diluted income per share of common stock - Class B	$1.75	$0.02
Weighted average number of shares and share equivalents outstanding
Weighted average number of shares used in basic computation - Class A	4,589	3,632
Weighted average number of shares used in diluted computation - Class A	7,539	7,185
Weighted average number of shares used in basic computation - Class B	21,620	21,833
Weighted average number of shares used in diluted computation - Class B	23,776	24,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Class A	Class B	Paid In	Comprehensive	(Accumulated	Stockholders'
	Shares	Shares	Capital	Loss	Deficit)	Equity
BALANCES as of January 1, 2023	3,544	21,798	$116,644	$(694)	$(30,106)	$85,844
Stock-based compensation	-	-	2,326	-	-	2,326
Exercised options	-	1	1	-	-	1
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	160	-	(152)	-	-	(152)
Foreign currency translation adjustment	-	-	-	(50)	-	(50)
Net income	-	-	-	-	773	773
BALANCES as of March 31, 2023	3,704	21,799	$118,819	$(744)	$(29,333)	$88,742
BALANCES as of January 1, 2024	4,320	21,760	$122,558	$(1,477)	$(17,320)	$103,761
Cumulative effect adjustment to the opening balance of retained earnings for ASU 2023-08 adoption, net of tax	-	-	-	-	38,254	38,254
Stock-based compensation	-	-	1,903	-	-	1,903
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	234	-	(334)	-	-	(334)
Conversion from Class B to Class A	240	(240)	-	-	-	-
Foreign currency translation adjustment	-	-	-	703	-	703
Net income	-	-	-	-	54,787	54,787
BALANCES as of March 31, 2024	4,794	21,520	$124,127	$(774)	$75,721	$199,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,787	$773
Adjustments to reconcile net income to
Net cash provided by operating activities
Depreciation and amortization	1,243	987
Deferred tax expense	11,298	-
Impairment of digital assets	-	827
Gain on digital assets, net	(56,799)	(1,268)
Accrued interest income	(756)	(261)
Unrealized loss (gain) on investments	244	(104)
Stock based compensation	1,674	1,882
Other operating activities settled in digital assets and USDC (1)	(13,923)	(3,768)
Change in operating assets and liabilities:
Prepaid expenses	129	1,141
Other current assets	5	20
Long term assets	(40)	-
Accounts payable	718	340
Other current liabilities	1,858	731
Other long term liabilities	12	-
Net cash provided by operating activities	450	1,300
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(150)	(11)
Purchase of treasury bills	(29,800)	(21,978)
Redemption of treasury bills	29,649	18,200
Purchases of digital assets	(2,031)	-
Disposal of digital assets held	11,884	-
Net cash provided by (used in) investing activities	9,552	(3,789)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares to pay employee withholding taxes	(344)	(152)
Exercise of stock options	-	1
Net cash used in financing activities	(344)	(151)

Change in cash and cash equivalents	9,658	(2,640)
Cash and cash equivalents
Beginning of period	11,376	20,494
End of period	$21,034	$17,854
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash issuance of stock	$10	$-
Non-cash capitalized software costs settled in digital assets (including stock based compensation of $229 and $444 respectively)	$(1,155)	$(1,860)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$(2)

(1) See Note 5, "Intangible Assets".

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Exodus Movement, Inc., incorporated in Delaware in July 2016, and its wholly owned subsidiaries, Proper Trust AG, a Swiss corporation, 3ZERO, LLC, a Delaware limited liability company, and Osmium, LLC, a Delaware limited liability company (collectively, “Exodus” or the “Company” or “we”), is a technology company that has developed the Exodus Platform, an un-hosted and self-custodial cryptocurrency software wallet for multiple types of digital assets. The Company has created a self-custodial digital asset wallet (meaning Exodus never has any access to wallet holders’ digital assets) and partnered with third parties to provide various services that utilize our wallet through our digital asset platform. Exodus earns revenue from providers of these services, which include digital asset to digital asset swaps, and the ability to earn rewards on staked crypto assets. Exodus operates in the blockchain and digital asset industry. The Exodus Platform can currently be downloaded from the exodus.io website, the iOS app store, the Google Play store, and the Chrome Web Store.

2. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of the Company are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements and in management’s opinion, reflect all the adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair statement of the Company’s condensed consolidated financial statements for the periods presented. The unaudited condensed consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other period.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10 for the year ended December 31, 2023.

There were no changes to the significant accounting policies or recent accounting pronouncements that were disclosed in Note 2 Summary of Significant Accounting Policies to the audited consolidated financial statements included in the Form 10, other than the adoption of ASU 2023-08 Intangibles, Goodwill and Other - Crypto Assets ("ASU 2023-08"), as discussed below.

Correction of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s interim condensed consolidated financial statements as of and for the three months ended March 31, 2023, the Company identified an error in the calculation of earnings per share due to the undistributed earnings not being appropriately allocated to each class of common shares and an error in the disclosure of operating activities settled in digital assets and USDC in Note 5. The effects of the correction on the prior periods are included below.

	Three Months Ended March 31, 2023
	Originally Reported	Adjustment	As Corrected
Basic net income per share - Class A	$0.21	$0.18	$0.03
Basic net income per share - Class B	$0.04	$0.01	$0.03
Diluted net income per share - Class A	$0.11	$0.09	$0.02
Diluted net income per share - Class B	$0.03	$0.01	$0.02

	Three Months Ended March 31, 2023
	Originally Reported	Adjustment	As Corrected
Digital assets expense	$9,000	$(4,034)	$4,966
Conversion of digital assets and USDC to cash	$-	$4,034	$4,034

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in checking accounts, various investment grade institutional money market accounts, bank term deposits and licensed digital asset exchanges. Deposited funds held with financial institutions may exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation (“FDIC”). Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit. The Company has not experienced any losses on funds deposited to these accounts and, therefore, does not believe it is exposed to any significant credit risk with respect to these accounts. The Company also holds cash at digital asset trading venues and performs a regular assessment of these trading venues as part of its risk management process.

Operating revenue from major API providers exceeding 10% of the total operating revenues for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Exchange revenue
Company A	$6,700	$1,702
Company B	5,657	2,328
Company C	4,734	2,138
Company D	4,115	2,888
Company E (1)	-	2,192

(1) Company did not have over 10% of revenue during the three months ended March 31, 2024.

Digital Assets

As of March 31, 2024, the Company held $141.5 million of digital assets at fair value. The Company presents digital assets separately from other intangible assets, recorded as digital assets on the condensed consolidated balance sheets. The net activity from remeasurement of digital assets at fair value is reflected in the condensed consolidated statements of operations and comprehensive income within operating (income) expense. Digital assets that are received as noncash consideration in our revenue arrangements and sold for cash within seven days are presented as cash flows from operating activities, while other digital asset activity held longer than seven days is reflected as cash flows from investing activities in the consolidated statements of cash flows. The Company uses a mix of non-custodial and custodial services at multiple locations that are geographically dispersed to store its digital assets. The company has performed an analysis of the principal market. Refer to Note 5, Digital Assets, and Note 12, Fair Value Measurements, for additional information. The Company has ownership of and control over its digital assets. The cost basis is calculated on a first-in first-out basis.

Fair Value Measurements

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:

•
Level 1 – Quoted prices for identical instruments in active markets.
•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
•
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are not observable.

Prices may fall within Level 1, 2 or 3 depending upon the methodology and inputs used to estimate fair value for each specific security. In general, securities are priced using third-party pricing services. Securities not priced by pricing services are submitted to independent brokers for valuation and, if those are not available, internally developed pricing models are used to value assets using a methodology and inputs that market participants presumably would use to value the assets. Prices obtained from third-party pricing services or brokers are not adjusted. Subsequent to the adoption of ASU 2023-08, the fair value of each digital asset is based on quoted (unadjusted) prices in the principal market for each digital asset. Such prices are based on Level 1 inputs in accordance with ASC 820.

Recent Accounting Pronouncements

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. This guidance will not impact our consolidated financial statements.

Improvements to Crypto Assets Disclosures

On December 13, 2023, the FASB issued ASU 2023-08 which provides an update to existing crypto asset guidance and requires an entity to measure certain crypto assets at fair value. In addition, this guidance requires additional disclosures related to crypto assets once it is adopted. As of January 1, 2024, the Company has adopted ASU 2023-08.

The Company has adopted the amendments prescribed in ASU 2023-08. As a result of adopting the amendments, the Company’s cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period, or as of January 1, 2024, amounted to $38.3 million, which consisted of a $48.7 million of fair value adjustments offset by a $10.4 million tax impact related to the fair value adjustments. As of March 31, 2024, the Company held $141.5 million of digital assets at fair market value, which are presented separately from other intangible assets in the consolidated balance sheets. During the three months ended March 31, 2024, the Company recognized net realized gains from exchange of digital assets and net unrealized gains from remeasurement of digital assets of $4.0 million and $52.8 million, respectively. The company included realized and unrealized gains and losses in net income for the period ended March 31, 2024, which is presented separately from changes in the carrying amount of other intangible assets

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. This guidance only impacts footnote disclosures and will not impact our consolidated financial statements.

3. Revenue Recognition

The following table presents the Company’s operating revenues disaggregated by geography, based on the addresses of the Company’s API providers (in thousands, except percentages):

	Three Months Ended March 31,
	2024		2023
Republic of the Marshall Islands	$8,849	30.4%	$5,026	37.6%
British Virgin Islands	-	-	3,197	24.0
Seychelles	6,700	23.1	1,734	13.0
Hong Kong	6,009	20.7	2,321	17.4
Other(1)	7,502	25.8	1,067	8.0
Operating revenues	$29,060	100.0%	$13,345	100.0%

(1) No other individual country accounted for more than 10% of total revenue.

The following table presents the Company’s operating revenues disaggregated by products and services (in thousands, except percentages):

	Three Months Ended March 31,
	2024		2023
Exchange aggregation	$26,750	92.1%	$12,630	94.7%
Fiat onboarding	1,011	3.5	527	3.9
Staking	645	2.2	158	1.2
Other	604	2.0	5	-
Wallet as a service	25	0.1	-	-
Consulting	25	0.1	25	0.2
Operating revenues	$29,060	100.0%	$13,345	100.0%

The following table presents the Company's contract balances as of March 31, 2024 and December 31, 2023 (in thousands):

Balance January 1, 2023	$-
Contract liability	1,000
Performance obligation satisfied	(273)
Balance December 31, 2023	727
Contract liability	-
Performance obligation satisfied	-
Balance March 31, 2024	$727

Cumulative revenue recognized related to the performance obligations was $0.3 million through March 31, 2024. The remaining future performance obligations of $0.7 million will be satisfied after March 31, 2024.

4. Prepaid Expenses

The Company prepays certain expenses due to the nature of the service provided or to capture certain discounts. The table below shows a breakout of these prepaid expenses for the periods presented (in thousands):

	March 31, 2024	December 31, 2023
Prepaid software	$686	$281
Prepaid cloud services	448	413
Accounting, consulting, and legal services	182	688
Prepaid insurance	15	58
Prepaid expenses	$1,331	$1,440

5. Intangible Assets

Indefinite-Lived Asset

Indefinite-lived assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Domain name	$1,945	$1,945
Indefinite-lived assets, net	$1,945	$1,945

The Company purchased the exodus.com domain name in the first quarter of 2021 for $1.9 million. The Company considers this asset to be indefinite-lived assets resulting in no recognition of amortization.

Digital Assets

The table below outlines the value of our digital assets based on publicly available rates as of the dates presented as well as the book value (in thousands, except units and market values):

	Units	Cost Basis	Fair Value
As of March 31, 2024
Bitcoin	1,792	$52,203	$127,646
Ethereum	2,550	4,648	9,284
Other	4,662,140	6,516	4,610
Digital assets, net		$63,367	$141,540

For the three months ended March 31, 2024, the Company recognized realized gains from exchange of digital assets of $4.3 million and realized losses of $0.3 million which is included on the condensed consolidated statements of operations and comprehensive income. The Company recognized unrealized gains from remeasurement of digital assets of $52.8 million and unrealized losses from remeasurement of digital assets of less than $0.1 million which is included on the condensed consolidated statements of operations and comprehensive income. For the three months ended March 31, 2024, there were no digital assets held with contractual sale restrictions.

The following table summarizes other operating activities settled in digital assets and USDC (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$(25,695)	$(13,345)
Expenses	5,207	4,968
Conversion to cash	8,571	4,033
Accounts receivable	(3,365)	(302)
Payroll liabilities	656	928
Currency translation	703	(50)
Other operating activities settled in digital assets and USDC	$(13,923)	$(3,768)

The following table summarizes the digital asset activities as of March 31, 2024 and December 31, 2023 (in thousands, except units):

	BTC		ETH		Other*
	Units	Value	Units	Value	Units	Value
Balance, December 31, 2023	1,787	32,262	2,538	$2,022	4,625,187	$726
Adoption of ASU 2023-08	-	43,162	-	3,764	-	1,750
Balance, January 1, 2024	1,787	75,424	2,538	5,786	4,625,187	2,476
Additions (1)	390	20,244	12	39	143,003	544
Disposals (2)	(385)	(19,545)	-	-	(106,050)	(227)
Gains (3)	-	51,832	-	3,460	-	1,825
Losses (3)	-	(309)	-	(1)	-	(8)
Balance, March 31, 2024	1,792	$127,646	2,550	$9,284	4,662,140	$4,610

(1) Additions primarily relate to revenue generated from customers and staked assets for the three months ended March 31, 2024.

(2) Disposals primarily relate to payment of liabilities pertaining to vendor invoices and payroll payments. Disposals of digital assets to cash are primarily used for operational purposes.

(3) The Company recognized cumulative realized gains from exchange of digital assets of $4.3 million and cumulative realized losses of $0.3 million which is included on the condensed consolidated statements of operations and comprehensive income.

6. Fixed Assets, Net

Fixed assets, net, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Computer equipment	$966	$870
Vehicles	237	256
Furniture and fixtures	21	21
Fixed assets, gross	1,224	1,147
Less: accumulated depreciation	(810)	(830)
Fixed assets, net	$414	$317

Depreciation expense was $0.1 million for the three months ended March 31, 2024 and 2023 for both periods.

7. Software Assets, Net

Software assets, net, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Internal use software	$15,645	$16,208
Less: accumulated amortization	(7,609)	(8,157)
Software assets, net	$8,036	$8,051

The following summarizes the future amortization expense (in thousands):

12 Months Ending March 31,
Nine months ending December 31, 2024	$3,663
2025	3,013
2026	1,225
2027	135
$8,036

Amortization expense was $1.2 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.

8. Stockholders’ Equity

The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock.

In April 2024, our Class A Common Stock was listed for quotation on the OTCQX under the symbol “EXOD”. OTC Markets approval was received in April 2024.

In January 2024, our Class A Common Stock was listed for quotation on the OTCQB under the symbol “EXOD”. OTC Markets approval was received in January 2024 and in January the initial qualifying deposit was made and initial trades have occurred.

In December 2023, our Class A Common Stock ceased trading on tZERO Markets, LLC ("tZERO"), an alternative trading system that had the ability to support trades of our Class A Common Stock and transfers of our Common Stock Tokens. Our Class A Common Stock previously traded on tZERO under the symbol “EXOD”.

In October 2023, our Class A Common Stock ceased trading on Securitize Markets, an alternative trading system that had the ability to support trades of our Class A Common Stock and transfers of our Common Stock Tokens. Our Class A Common Stock previously traded on Securitize Markets under the symbol “EXOD”.

Stock-Based Compensation

Options and Equity Grants Issued

The 2019 Equity Incentive Plan adopted in September 2019 (the “2019 Plan”) permitted the Company to grant non-statutory stock options, incentive stock options, and other equity awards to Exodus team members, directors, and consultants. The exercise price for options issued under the 2019 Plan is determined by the board of directors, but will be (i) in the case of an incentive stock option granted to an employee or consultant who owns stock representing more than 10% of the voting power of all classes of stock of Exodus, no less than 110% of the fair market value per share on the date of grant; or (ii) granted to any other employee or consultant, no less than 100% of the fair market value per share on the date of grant. The contractual life for all options issued under the 2019 Plan is 10 years. The 2019 Plan authorized grants to issue up to 3,000,000 options (prior to the 2021 Employee Equity Redemption Plan) that are convertible into shares of authorized but unissued Class B common stock. As of March 31, 2024, there were 2,156,330 shares of Class B common stock options outstanding.

In August 2021, the Company also adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the Company to grant non-statutory stock options, incentive stock options and other equity awards, such as restricted stock awards, to Exodus team members, directors, and consultants. The exercise price for options issued under the 2021 Plan is determined by the board of directors, but will be (i) in the case of an incentive stock option granted to an employee who owns stock representing more than 10% of the voting power of all classes of stock of Exodus, no less than 110% of the fair market value per share on the date of grant; or (ii) granted to any other employee or consultant, no less than 100% of the fair market value per share on the date of grant. The contractual life for all options issued under the 2021 Plan is 10 years. The 2021 Plan initially authorized grants to issue up to 2,780,000 awards that are convertible into shares of authorized but unissued Class A common stock. Pursuant to the terms of the 2021 Plan, the Company may increase our share pool by 5% of our total shares of capital stock each year. In 2023 and 2022, the total shares of our Class A common stock reserved for issuance increased by 1,875,000 shares for both periods for a total of 6,530,000 shares of Class A common stock reserved under the 2021 Plan. As of March 31, 2024, there were 4,104,043 restricted stock units that are authorized and outstanding with a fair value of $32.9 million and 446 restricted stock units were vested but not yet issued.

Upon the approval of the 2021 Plan, the Company can no longer grant non-statutory stock options, incentive stock options, or other equity awards to Exodus employees, directors, or consultants under the 2019 Plan.

Terms of our share-based compensation are governed by the plan in which awards were issued.

The following table summarizes stock option activities for the three months ended March 31, 2024 and 2023:

		Weighted
		Average
		Exercise Price
	Options	Price
Outstanding as of January 1, 2023	2,190,979	$2.40
Exercised	(300)	2.55
Forfeited	(13,961)	2.50
Outstanding as of March 31, 2023	2,176,718	$2.40
Outstanding as of January 1, 2024	2,156,632	2.40
Forfeited	(302)	2.39
Outstanding as of March 31, 2024	2,156,330	$2.40
Vested and exercisable as of March 31, 2024	2,141,656	$2.40

We recognized stock-based compensation related to options and restricted stock units of $1.9 million and 2.3 million for the three months ended March 31, 2024 and 2023, respectively. Stock-based compensation is recorded on the Company’s condensed consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$805	$965
General and administrative	1,098	1,361
Stock-based compensation	$1,903	$2,326

As of March 31, 2024, total unrecognized stock-based compensation expense was $1.4 million.

9. Income Taxes

At the end of each interim period, the Company records income taxes by applying an estimated annualized effective tax rate to the current period income or loss before income taxes. The Company's annualized effective tax rate is based on pre-tax earnings, enacted U.S. statutory tax rates, non-deductible expenses, certain tax rate differences between U.S. and foreign jurisdictions, and specific events that are discretely recognized entirely within the interim period in which they occur. Exodus’ foreign subsidiary files an income tax return in Switzerland.

During the three months ended March 31, 2024 and 2023, the Company recorded an income tax expense of $13.2 million and $0.7 million, on pre-tax income of $68.0 million and $1.5 million, resulting in effective tax rates of 19.3% and 40.0%, respectively.

The three months ended March 31, 2024 effective tax rate was primarily impacted by the change in permanent differences including the tax benefit from the foreign derived intangible income, and discrete items including stock-based compensation and the tax effect of realized and unrealized digital asset gains and losses during the period. For the three months ending March 31, 2024, realized gains or losses related to digital assets are recorded to the Company’s current taxes payable and unrealized gains and losses related to digital assets are recorded to the deferred tax liability. The three months ended March 31, 2023 effective tax rate was primarily impacted by the change in permanent differences and discrete items, including the tax effect of digital asset gains and losses, specifically recognized in the period.

Changes in tax laws

We operate in various jurisdictions and are subject to changes in applicable tax laws, treaties or regulations in those jurisdictions. A material change in the tax laws, treaties or regulations, or their interpretation, of any jurisdiction with which we do business, or in which we have significant operations, could adversely affect us. For example, the new Pillar 2 approach, which came into effect in 2023 in certain jurisdictions, will establish a global minimum tax rate of 15%, such that multinational enterprises with an effective tax rate in a jurisdiction below this minimum rate will need to pay additional tax. While many aspects of the application of Pillar 2 remain to be clarified, including how the jurisdictions in which we operate, and those in which we and our subsidiaries are based, choose to implement the Organization for Economic Cooperation and Development’s approach in their tax treaties and domestic tax laws, we do not expect the impact of Pillar 2 to be material in 2024.

10. Commitments and Contingencies

Legal Proceedings

The Company is subject to a number of claims and proceedings that generally arise in the ordinary course of business, the outcome of which cannot be predicted with certainty. The Company does not believe that the liabilities from such ordinary course claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. If the Company believes the losses are probable and can be reasonably estimated, reserves will be established. For matters where a reserve has not been established, the ultimate outcome or resolution cannot be predicted at this time or the amount of ultimate loss, if any, cannot be reasonably estimated. Litigation is subject to many uncertainties and there can be no assurance as to the outcome of the individual litigated matters. It is possible that certain of the actions, claims, inquiries or proceedings could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to the Company’s consolidated financial condition, results of operations or cash flows in any particular reporting period.

11. Fair Value Measurements

The Company’s financial assets are summarized below as of March 31, 2024 and December 31, 2023, with fair values shown according to the fair value hierarchy (in thousands):

	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
March 31, 2024
BTC	$127,646	$127,646	$-	$-
Treasury bills	46,014	46,014	-	-
Money market mutual funds	8,582	8,582	-	-
ETH	9,284	9,284	-	-
Other digital assets	4,610	4,610	-	-
Security token group investment	100	(A)	-	-
	$196,236
December 31, 2023
Money market mutual funds	$8,477	$8,477	$-	$-
Treasury bills	45,463	45,463	-	-
Security token group investment	100	(A)	-	-
	$54,040

(A) This investment is recorded at cost.

The Company invests in held to maturity treasury bills. Discount rates ranged from 0.8% to 2.6% and 0.4% to 2.6% as of March 31, 2024 and December 31, 2023, respectively. The Company held treasury bills with a maturity of greater than three months in other current assets in the amount of $43.8 million and $43.2 million as of March 31, 2024 and December 31, 2023, respectively. The Company held treasury bills with a maturity of less than three months in cash and cash equivalents in the amount of $2.2 million and $2.3 million as of March 31, 2024 and December 31, 2023, respectively.

Assets and Liabilities Not Measured and Recorded at Fair Value

The Company’s financial instruments, including USDC, are carried at cost, which approximates their fair value. If these financial instruments were recorded at fair value, they would be based on Level 1 inputs.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic net income per share:
Numerator
Net income, basic and diluted	$54,787	$773
Denominator
Weighted-average number of shares used in per share computation - Class A	4,589	3,632
Weighted-average number of shares used in per share computation - Class B	21,620	21,833
Basic net income per share - Class A	$2.09	$0.03
Basic net income per share - Class B	$2.09	$0.03
Diluted net income per share:
Denominator
Weighted-average number of shares used in diluted computation - Class A	7,539	7,185
Weighted-average number of shares used in diluted computation - Class B	23,776	24,022
Diluted net income per share - Class A	$1.75	$0.02
Diluted net income per share - Class B	$1.75	$0.02

13. Related Party Transactions

For the three months ended March 31, 2024 and 2023, related party transactions included:

Exodus signed an Application Development and Technology Agreement (the “Technology Agreement”) with tZERO Technologies, LLC (“tZERO”) in May of 2021. tZERO is a software technology company that provides its technology to tZERO Markets, LLC to enable it to provide licensed, efficient and automated securities brokerage services to its retail customers (the “tZERO Technology”). Pursuant to the Technology Agreement, Exodus integrated certain APIs of tZERO to create a tZERO application within the Exodus Platform that allows investors to open a securities brokerage account and submit orders to purchase and sell securities via the tZERO Technology.

•
Less than $0.1 million of unrealized loss on investments was recorded on the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2023. This amount reflects the market adjustment of the shares held during the three months ended March 31, 2023.
•
The Company’s relationship with tZERO ended on December 11, 2023.

14. Subsequent Events

On April 25, 2024, the Company approved the Amended and Restated Certificate of Incorporation of the Company to increase the amount of authorized shares of Class A Common Stock, par value $0.000001 per share, 300,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of Exodus’ financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this quarterly report. The following discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” “Forward Looking Statements,” and in other parts of this quarterly report and the Form 10.

Overview of Our Business

We are engaged principally in the business of creating and distributing self-custodial wallets for digital assets. Our profitability is dependent on a number of factors including the pricing of digital assets, the volume of transactions and the quality of our third-party relationships.

Our revenues are primarily derived from digital asset related transactions and consist of fees from third party API agreements. Our expenses primarily consist of:

•
Cost of revenues (primarily include software development, user support and security and wallet operations);
•
Depreciation expense relating to software development; and
•
General and administrative expenses (primarily include administrative, legal, financial operations, information technology services, marketing and advertising expenses).

Known Trends and Uncertainties

Operating Revenues - We have seen a significant increase in the number of users on the Exchange Aggregator in 2024 compared to prior periods. The change in market conditions can have a favorable or unfavorable impact depending on changing user base, market price and increasing interest in the digital asset ecosystem. These drivers may continue to improve the revenue earned as the markets continue to perform at increasing prices and number of users.

Cloud based infrastructure expense - We anticipate increased cloud infrastructure expenses as the platform continues to grow due to increased database capacity as a result of the continued expansion of our platform and new users.

Investment in human capital - As the Exodus platform continues to evolve and new services are introduced to the platform, we anticipate the need to add more team members to accommodate the growth in services which could materially increase compensation costs. This is expected to materially increase expenses in both cost of revenues and general and administrative expenses. Also, to promote compliance with the evolving regulatory environment, increased expense will be incurred to ensure the team is properly staffed to accommodate the evolving regulatory environment.

Marketing expenses - We have primarily focused on an organic growth-based marketing strategy. We continue to evaluate our marketing strategy and in the future may decide to refocus the current organic growth strategy in growing our user base to a more competitive approach and that may incur future expenses related to marketing. Any increased marketing efforts would increase expenses, and we may not be able to realize the anticipated revenue gain and increase in user base that would offset the expense over time.

Results of Operations

Results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
OPERATING REVENUES	$29,060	$13,345	$15,715	118
COST OF REVENUES	10,704	6,857	3,847	56
GROSS PROFIT	18,356	6,488	11,868	183
OPERATING EXPENSES
General and administrative	8,055	5,972	2,083	35
Gain on digital assets, net	(56,799)	(441)	56,358	12,780
Total operating expenses	(48,744)	5,531	54,275	981
Income from operations	67,100	957	66,143	6,911
OTHER INCOME
Staking and other income	150	16	134	838
Unrealized (loss) gain on investments	(244)	104	(348)	(335)
Interest income	947	403	544	135
Total other income	853	523	330	63
Income before income taxes	67,953	1,480	66,473	4,491
INCOME TAX EXPENSE	(13,166)	(707)	(12,459)	(1,762)
NET INCOME	$54,787	$773	$54,014	6,988
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	703	(50)	753	1,506
COMPREHENSIVE INCOME	$55,490	$723	$54,767	7,575

Total revenue for the three months ended March 31, 2024 was $29.0 million compared to $13.3 million for the three months ended March 31, 2023, an increase of $15.7 million or 118%. This growth was largely driven by a $14.1 million increase in revenue from exchange related-activities, due primarily to an increase in monthly active users ("MAUs") and a 102% increase in volume processed by exchange providers. We define a monthly active user as any user with transaction history that opens our wallet in a given month. MAUs are a measure of our attraction and retention levels and the size of our global funded user community. Additionally, revenue from non-exchange-related activities such as staking, fiat onboarding, and other operations climbed by 227%, rising to $2.3 million for the three months ended March 31, 2024 from $0.7 million for the three months ended March 31, 2023. Our strategic focus remains on expanding our revenue-generating user base, improving app features, and expanding our presence in our other sector as provided in the Note 3 - Revenue Recognition. We believe that over the long term, interest in digital assets and digital asset markets will increase. However, during any given period, we cannot be certain that our MAU growth efforts will be effective or that interest in digital assets will increase. The top four API providers primarily drove exchange revenue of $21.2 million during the three months ended March 31, 2024 compared to the top five API providers generating $11.2 million in revenue during the three months ended March 31, 2023.

Cost of revenues increased $3.8 million, or 56%, in the three months ended March 31, 2024, when compared with the three months ended March 31, 2023. The increase was primarily driven by increases in employee compensation and benefit expense of $1.4 million as a result of increased headcount, cloud infrastructure services of $0.8 million that was due to increased database capacity as a result of the continued expansion of our platform and new users, $0.4 million of contractual obligations for API exchange affiliates, depreciation and amortization of $0.3 million, and lower capitalized labor of $0.7 million.

General and administrative expenses increased in the three months ended March 31, 2024 by $2.1 million, or 35%, compared to three months ended March 31, 2023. This increase was primarily due to increases legal and consulting expenses of $1.1 million, foreign currency expense of $1.0 million partially offset by decreased employee compensation and benefit expenses of $0.2 million.

Primarily driven by market volatility, the Company experienced a favorable fluctuation in the market price of digital assets held during the first quarter of fiscal year 2024. During the three months ended March 31, 2024, the Company recognized net realized gains from exchange of digital assets and net unrealized gains from remeasurement of digital assets of $4.0 million and $52.8 million, respectively. For the three months ended March 31, 2023, there was a gain on digital assets of $0.4 million, due to a gain on $1.2 million on assets sold for greater than their carrying value, partially offset by a loss of $0.8 million, primarily due to impairment of bitcoin.

Liquidity and Capital Resources

Overview

Our primary source of funds is from API fee revenues. Our primary use of funds is payment of our operating costs, which consist primarily of compensation and benefit expenses and security costs.

Source of Funds

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$450	$1,300
Net cash provided by (used in) investing activities	$9,552	$(3,789)
Net cash used in financing activities	$(344)	$(151)

Net Cash from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2024, was $0.5 million. We had net income of $54.8 million, $11.3 million deferred tax expense, $1.2 million in depreciation and amortization, $1.7 million in stock-based compensation and $1.9 million in changes to working capital, partially offset by $13.9 million in other operating activities settled in digital assets and USDC as discussed in Note 5 - Intangible Assets and a net gain on digital assets of $56.8 million primarily related gains caused by market fluctuations.

Net cash provided by operating activities for the three months ended March 31, 2023 was $1.3 million. The Company had net income of $0.8 million for the three months ended March 31, 2023, changes in working capital of $2.0 million, stock based compensation of $1.9 million, depreciation and amortization of $1.0 million, partially offset by $3.8 million of non-cash activities settled in digital assets and USDC as discussed in Note 5 - Intangible Assets and a net gain on digital assets of $0.4 million.

Net Cash from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $9.6 million. This primarily consisted of a $29.8 million investment in treasury bills and digital assets held of $2.0 million, partially offset by $29.6 million of treasury bills redemption and disposal of digital assets held of $11.9 million.

Net cash used in investing activities for the three months ended March 31, 2023 was $3.8 million. This primarily consisted of a $22.0 million of treasury bills redemption, offset by $18.2 million of investments in treasury bills and $0.1 million purchases of fixed assets.

Net Cash from Financing Activities

Our primary financing activity for the three months ended March 31, 2024 amounted to $0.3 million. This consisted of $0.3 million of repurchased shares to pay employee withholding taxes as a part of our 2021 Equity Incentive Plan (the “2021 Plan”).

Our primary financing activities for the three months ended March 31, 2023 was $0.2 million primarily due to the repurchase of shares to pay employee withholding taxes as part of our 2021 Plan.

Total Digital Assets and Liquid Assets

The Company holds the following cash and cash equivalents (including treasury bills with a maturity date of less than three months), USDC, treasury bills with a maturity date of greater than three months, and digital asset holdings.

The digital asset holdings as of March 31, 2024 and December 31, 2023 were (in thousands):

	Units	Cost basis	Fair Value
As of March 31, 2024
Bitcoin	1,792	$52,203	$127,646
Ethereum	2,550	4,648	9,284
Other	4,662,140	6,516	4,610
Digital assets, net		$63,367	$141,540
	Units	Carrying Value	Fair Value
As of December 31, 2023
Bitcoin	1,787	$32,262	$75,050
Ethereum	2,538	2,022	5,739
Other	4,625,187	726	2,443
Digital assets, net		$35,010	$83,232

The liquid asset holdings as of March 31, 2024 and December 31, 2023 were (in thousands):

	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
As of March 31, 2024
Cash and cash equivalents	$21,034	$21,034	$-	$-
USDC	560	560	-	-
Treasury bills	43,813	43,813	-	-
Total liquid assets	$65,407
As of December 31, 2023
Cash and cash equivalents	$11,376	$11,376	$-	$-
USDC	517	517	-	-
Treasury bills	43,151	43,151	-	-
Total liquid assets	$55,044

Material Cash Requirements

We currently have no material commitments for capital expenditures. At this time, we currently believe that our cash on hand, as well as the sources of liquidity described above, will be sufficient to fund our operations through the next twelve months and thereafter for the foreseeable future.

Non-GAAP Financial Measure

Earnings before interest, taxes, depreciation and amortization ("EBITDA") and Adjusted EBITDA

In addition to our results determined in accordance with GAAP, we believe Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We use Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA may be helpful to investors because it provides consistency and comparability with past financial performance. However, Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures, including Adjusted EBITDA, differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

Investors are encouraged to review the related GAAP financial measures and the reconciliation of Adjusted EBITDA to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business. We calculate Adjusted EBITDA as net income, adjusted to exclude provision for or benefit from income taxes, depreciation and amortization, interest expense, crypto asset borrowing costs, stock-based compensation expense, impairment, unrealized gain or loss on foreign exchange, fair value gain or loss on derivatives, non-recurring legal reserves and related costs, and other loss.

The Company believes that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. Management’s determination of the components of Adjusted EBITDA are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by industry analysts.

The following table summarizes our adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net income	$54,787	$773
Interest income (including staking and other income)	(1,097)	(419)
Income tax expense	13,166	707
Depreciation and amortization	1,243	987
EBITDA	68,099	2,048
Gain on digital assets, net	(56,799)	(441)
Unrealized loss (gain) on investments	244	(104)
Stock-based compensation	1,674	1,882
Adjusted EBITDA	$13,218	$3,385

Critical Accounting Estimates

See “Critical Accounting Estimates” set forth under “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” in the Form 10. There have been no material changes from those disclosed in the Form 10.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market price risk of crypto assets

A large portion of our operating revenue generated from exchange providers on the Exodus Platform is received in Bitcoin. A decline in the market price of digital assets has had and could in the future have an adverse effect on the company's operations, the value of our digital assets, and our future operations and cash flows.

The market price of Bitcoin is impacted by a variety of factors and is determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. The digital asset industry has been negatively impacted by market price volatility. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin. There can be no assurance that we will be able to exchange our digital assets for U.S. dollars on a timely basis, if at all, or for a fair price. If the value of our digital assets declines, or if we experience difficulties converting our digital assets to U.S. dollars, we may not have sufficient liquidity to satisfy our liabilities, expenses and costs as they become due, which may negatively affect our business operations and financial condition.

Interest rate risk

Our exposure to changes in interest rates primarily relates to interest earned on our cash and cash equivalents and ultra short-duration US Treasury Bills.

Our investment policy and strategy related to our cash, cash equivalents, and treasury bills is to preserve capital and meet liquidity requirements without increasing risk. Our cash and cash equivalents and treasury bills consist of money market funds denominated in U.S. dollars, cash deposits, and ultra short-duration treasury bills and therefore the fair value of our cash, cash equivalents, and treasury bills would not be significantly affected by either an increase or a decrease in interest rates. A hypothetical 100 basis points increase or decrease in average interest rates applied to our daily balances held as of March 31, 2024 and March 31, 2023, would have resulted in a $0.6 million and $0.5 million increase or decrease, respectively, in interest earned on cash, cash equivalents, and treasury bills. The Federal Reserve has increased the Federal Funds Rate over 500 basis points since March 31, 2021 to control current levels of inflation and as of March 31, 2024, the Federal Funds Rate was 5.33%. As a result of these significant recent increases in interest rates, a decrease in interest rates is possible. A hypothetical 500 basis points increase or decrease in average interest rates applied to our daily balances held as of March 31, 2024 and March 31, 2023, which hypothetical basis point increase corresponds closely to the increase of the Federal Funds Rate since early 2021, would have resulted in a $3.2 million and $2.7 million increase or decrease, respectively, in interest earned on cash, cash equivalents, and treasury bills.

Foreign currency risk

Foreign currency transaction risk

Revenues, expenses, and financial results of our foreign subsidiaries are recorded in the functional currency of these subsidiaries. Our foreign currency exposure is primarily related to transactions denominated in Swiss Francs attributable to cash and cash equivalents, and other intercompany transactions where the transaction currency is different from a subsidiary’s functional currency. Changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our results of operations as expressed in U.S. dollars. We have experienced and will continue to experience fluctuations in our results of operations as a result of gains or losses on the settlement and the remeasurement of monetary assets and liabilities denominated in foreign currencies that are not the functional currency.

We recognized net foreign currency losses of $1.0 million for the three months ended March 31, 2024, respectively, compared to net foreign currency losses of less than $0.1 million for the three months ended March 31, 2023, respectively, in general and administrative expense, net in the condensed consolidated statements of operations and comprehensive income. If an adverse 10% foreign currency exchange rate change was applied to total monetary assets, liabilities, and commitments denominated in currencies other than the functional currencies at the balance sheet date, it would not have a material impact on our financial results.

We have not but may in the future enter into derivatives or other financial instruments in an attempt to hedge our exposure to foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations. Additionally, the volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our international operations increase our exposure to exchange rate fluctuations and, as a result, such fluctuations could have a material impact on our future results of operations and cash flows.

Foreign currency translation risk

Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. We recognized losses on translation adjustments, net of tax, of $0.7 million for the three months ended March 31, 2024, compared to losses on translation adjustments, net of tax, of $0.1 million for the three months ended March 31, 2023, in the condensed consolidated statements of comprehensive loss. As of March 31, 2024 and 2023, a 10% increase or decrease on foreign currency exchange rates for translation purposes would not have a material impact on our financial results

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such is accumulated and communicated to Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of and under the supervision of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024 the Company’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting, as described below.

Material Weaknesses

During 2022, we identified errors in our previously reported financial information as of and for the year ended December 31, 2021. As a result of the errors that were identified, we have identified a material weakness in the Company’s control environment whereby the Company did not design and maintain effective internal control over financial reporting with respect to the expertise and quantity of its resources. Specifically, we did not effectively execute a strategy to hire, train, and retain a sufficient quantity of personnel with an appropriate level of training, expertise, and experience in certain areas important to financial reporting. In addition, we also identified a material weakness whereby we did not design and implement effective control activities based on the criteria established in the Committee of Sponsoring Organizations framework. Specifically, the control activities did not adequately (i) address relevant risks, (ii) provide evidence of performance, (iii) provide appropriate segregation of duties, or (iv) operate at a level of precision to identify all potentially material errors.

Remediation Plan

We are committed to remediating these material weaknesses as promptly as possible. Management is in the process of implementing its remediation plan. We have initiated and intend to continue to implement measures designed to improve our internal control over financial reporting to remediate the material weaknesses, including the following:

•
We have hired personnel within our accounting function to allow for further segregation of reporting duties. We have strengthened our segregation of duties between the preparer and reviewer of controls related to financial accounting and reconciliation. We have implemented processes strengthening segregation of duties between those with access to book journal entries and those responsible for reviewing journal entries booked.
•
We have formalized our internal controls environment and activities and have engaged with a third- party consultant to provide professional services to assist management with Sarbanes Oxley (“SOX”) readiness and assistance to help perform a risk assessment, and scoping of key systems and business processes, including a risk assessment at the financial statement assertion level to ensure that the level of precision of relevant controls is adequate to address the identified risks. These steps as part of phase one were completed as of December 31, 2023. We will continue to revise our risk assessment and scoping to rectify any deficiencies noted, enhance design and implement new controls if needed, expand education and training where necessary, update documentation, and add any necessary reviews by our management. We will continue to remediate the design appropriateness of certain specific controls and test the design of the remediated controls.

We believe the hiring of accounting personnel and an additional SOX readiness resource and the implementation of processes and controls to better identify and manage segregation of duties will remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

Except as described above with respect to our remediation plan, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this item can be found in Note 10, “Legal Proceedings” to our consolidated financial statements included in Part I, Item 1 of this Report.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in the Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since January 1, 2024, the Company has issued and sold to certain of its employees, directors, consultants and other service providers an aggregate of 233,199 shares of Class A common stock upon vesting of restricted stock units under our 2021 Plan, at prices per share ranging from $2.49 to $6.25, for a weighted-average price of approximately $4.64. Such shares were issued in reliance upon the exemption provided in Rule 701 under the Securities Act.

Since January 1, 2024, the Company granted to certain of its employees an aggregate of 1,653,728 shares of Class A RSUs under our 2021 Plan at a weighted average grant date fair value of $4.90. Such grants were made in reliance upon the exemption provided in Rule 701 under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In April 2024, following months of constructive dialogue with the United Kingdom’s ("UK") Financial Conduct Authority (“FCA”), the FCA removed the Company from its Warning List. This action by the FCA was the culmination of months of productive discussion pursuant to which the Company worked diligently and transparently with the FCA to respond to questions and address concerns. As previously disclosed, in 2023 the FCA enacted new rules relating to how digital assets can be marketed to consumers in the UK and although at the time the Company believed it was in compliance with those new rules, in November 2023 it was previously placed on the FCA’s Warning List.

On May 7, 2024, our Board of Directors adopted resolutions pursuant to Section 204 of the Delaware General Corporation Law (the “DGCL”) approving the ratification of (i) the grant of certain restricted stock units, on the vesting schedules and on the dates set forth on Exhibit 99.1 attached hereto and on the form of Restricted Stock Unit Award Agreement filed with our Form 10 on February 28, 2024 (the “RSUs”) and (ii) the issuances of certain shares of Common Stock upon the settlement of certain of the RSUs in the number of shares and on the dates set forth on Exhibit 99.1 (the “RSU Shares”), which constitute defective corporate acts under Section 204 of the DGCL. The RSU grants suffered from the following failure of authorization: the RSUs were not approved in accordance with Section 157 of the DGCL, including because the Board’s delegation of authority to the Incentive Plan Committee to grant awards under our 2021 Equity Incentive Plan exceeded the authority that may be delegated to a person or body other than the Board under Section 157 of the DGCL as in effect from time to time, and our records do not confirm that our Board otherwise approved the grants of the RSUs and the terms and provisions of the RSUs (including the terms of any award agreements entered into with respect thereto) in accordance with the DGCL (including Sections 152, 153 and/or 157 thereof). The RSU Share issuances suffered from the following failures of authorization: the RSU Shares were purportedly issued upon the settlement of RSUs, which RSUs may not have been validly granted, and our records do not confirm that our Board otherwise approved the issuance of the RSU Shares in accordance with the DGCL (including Sections 152, 153 and/or 157 thereof). The public filing of this document with the Securities and Exchange Commission constitutes the notice required to be given under Section 204 of the DGCL in connection with the ratification described above. As a result of this ratification, any claim that these defective corporate acts are void or voidable due to the failure of authorization described above, or that the Delaware Court of Chancery should declare in its discretion that this ratification not be effective or be effective only on certain conditions, must be brought within 120 days from May 15, 2024, which is the date on which this document is being publicly filed with the Securities and Exchange Commission.

During the three months ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1**	Schedule of Certain RSU Grants and Issuance of Shares in Settlement of Certain RSUs.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXODUS MOVEMENT, INC.

Date: May 15, 2024	By:	/s/ James Gernetzke
James Gernetzke
Chief Financial Officer