Form 10-Q
period 2024-06-30
Exodus Movement, Inc.
filed 2024-08-12
CIK 1821534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the registrant had 6,318,566 shares of Class A common stock, par value $0.000001 per share, outstanding.

(1) We are a remote-first company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, communications may be directed to the listed address.

i

Cautionary Note on Forward-Looking Statements

This Report contains “forward-looking statements,” as that term is defined by the federal securities laws. All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date made. Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved. Forward-looking statements are generally identified by the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “forecast,” as well as variations of such words or similar expressions.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed or implied by our forward-looking statements, including those set forth in “Item 1. Business” and “Item 1A. Risk Factors” of Amendment No. 2 to our Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “SEC”) on July 10, 2024 (the "Form 10"). All forward-looking statements are expressly qualified in their entirety by such cautionary statements. Readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by law, we undertake no obligation to update or revise any forward-looking statements that have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and par value value)

	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,769	$11,376
U.S. dollar coin ($175 and $500 restricted as of June 30, 2024 and December 31, 2023, respectively)	507	517
Treasury bills	42,420	43,151
Accounts receivable	3,004	3,240
Prepaid expenses	2,108	1,440
Other current assets	345	5
Total current assets	76,153	59,729
OTHER ASSETS
Fixed assets, net	402	317
Digital assets	124,798	35,010
Software assets, net	8,035	8,051
Other long-term asset	40	-
Indefinite-lived assets	2,096	1,945
Other investments	100	100
Deferred tax assets	-	6,567
Total other assets	135,471	51,990
TOTAL ASSETS	$211,624	$111,719
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,195	$1,061
Other current liabilities	6,951	6,485
Total current liabilities	9,146	7,546
LONG-TERM LIABILITIES
Other long-term liabilities	435	412
Deferred tax liability	11,237	-
Total long-term liabilities	11,672	412
Total liabilities	20,818	7,958
STOCKHOLDERS' EQUITY
Preferred stock
$0.000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Class A Common Stock
$0.000001 par value, 300,000,000 shares authorized,	-	-
5,044,368 issued and outstanding as of June 30, 2024	-	-
4,320,005 issued and outstanding as of December 31, 2023	-	-
Class B Common Stock
$0.000001 par value, 27,500,000 shares authorized,	-	-
21,520,469 issued and outstanding as of June 30, 2024	-	-
21,760,855 issued and outstanding as of December 31, 2023	-	-
ADDITIONAL PAID IN CAPITAL	125,500	122,558
ACCUMULATED OTHER COMPREHENSIVE LOSS	(809)	(1,477)
RETAINED EARNINGS (ACCUMULATED DEFICIT)	66,115	(17,320)
Total stockholders' equity	190,806	103,761
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$211,624	$111,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
OPERATING REVENUES	$22,308	$12,405	$51,368	$25,750
COST OF REVENUES	10,767	7,135	21,471	13,992
GROSS PROFIT	11,541	5,270	29,897	11,758
OPERATING EXPENSES
General and administrative	9,054	4,015	17,109	9,987
Loss (gain) on digital assets, net	17,232	(201)	(39,567)	(642)
Total operating expense (income)	26,286	3,814	(22,458)	9,345
(Loss) income from operations	(14,745)	1,456	52,355	2,413
OTHER INCOME
Staking and other income	405	17	555	33
Unrealized gain (loss) on investments	158	85	(86)	189
Interest income	695	468	1,642	871
Total other income	1,258	570	2,111	1,093
(Loss) income before income taxes	(13,487)	2,026	54,466	3,506
INCOME TAX BENEFIT (EXPENSE)	3,881	(157)	(9,285)	(864)
NET (LOSS) INCOME	$(9,606)	$1,869	$45,181	$2,642
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(35)	(200)	668	(250)
COMPREHENSIVE (LOSS) INCOME	$(9,641)	$1,669	$45,849	$2,392
Net (loss) income per share
Basic net (loss) income per share of common stock - Class A	$(0.37)	$0.07	$1.72	$0.10
Basic net (loss) income per share of common stock - Class B	$(0.37)	$0.07	$1.72	$0.10
Diluted net (loss) income per share of common stock - Class A	$(0.37)	$0.06	$1.42	$0.08
Diluted net (loss) income per share of common stock - Class B	$(0.37)	$0.06	$1.42	$0.08
Weighted average number of shares and share equivalents outstanding
Weighted average number of shares used in basic computation - Class A	4,486	3,804	4,774	3,702
Weighted average number of shares used in basic computation - Class B	21,520	21,799	21,570	21,799
Weighted average number of shares used in diluted computation - Class A	4,486	7,300	8,185	7,207
Weighted average number of shares used in diluted computation - Class B	21,520	23,978	23,727	23,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Class A	Class B	Paid In	Comprehensive	(Accumulated	Stockholders'
	Shares	Shares	Capital	Loss	Deficit)	Equity
BALANCES as of January 1, 2023	3,544	21,798	$116,644	$(694)	$(30,106)	$85,844
Stock-based compensation	-	-	2,326	-	-	2,326
Exercised options	-	1	1	-	-	1
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	160	-	(152)	-	-	(152)
Foreign currency translation adjustment	-	-	-	(50)	-	(50)
Net income	-	-	-	-	773	773
BALANCES as of March 31, 2023	3,704	21,799	$118,819	$(744)	$(29,333)	$88,742
Stock-based compensation	-	-	1,736	-	-	1,736
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	176	-	(172)	-	-	(172)
Foreign currency translation adjustment	-	-	-	(200)	-	(200)
Net income	-	-	-	-	1,869	1,869
BALANCES as of June 30, 2023	3,880	21,799	$120,383	$(944)	$(27,464)	$91,975
BALANCES as of January 1, 2024	4,320	21,760	$122,558	$(1,477)	$(17,320)	$103,761
Cumulative effect adjustment to the opening balance of retained earnings for ASU 2023-08 adoption, net of tax	-	-	-	-	38,254	38,254
Stock-based compensation	-	-	1,903	-	-	1,903
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	234	-	(334)	-	-	(334)
Conversion from Class B to Class A	240	(240)	-	-	-	-
Foreign currency translation adjustment	-	-	-	703	-	703
Net income	-	-	-	-	54,787	54,787
BALANCES as of March 31, 2024	4,794	21,520	$124,127	$(774)	$75,721	$199,074
Stock-based compensation	-	-	2,256	-	-	2,256
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	250	-	(883)	-	-	(883)
Foreign currency translation adjustment	-	-	-	(35)	-	(35)
Net loss	-	-	-	-	(9,606)	(9,606)
BALANCES as of June 30, 2024	5,044	21,520	$125,500	$(809)	$66,115	$190,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,181	$2,642
Net cash provided by operating activities
Depreciation and amortization	2,511	2,181
Deferred tax expense	7,382	-
Impairment of digital assets	-	1,996
Gain on digital assets, net	(39,567)	(2,638)
Staking and other income	(555)	-
Unrealized loss (gain) on investments	86	(189)
Stock based compensation	3,741	3,505
Accrued interest income	(1,133)	(541)
Other operating activities settled in digital assets and USDC (1)	(18,402)	(7,135)
Change in operating assets and liabilities:
Accounts receivable	(4)	-
Prepaid expenses	(618)	1,545
Other current assets	(340)	16
Other long-term asset	(40)	-
Accounts payable	1,144	421
Other current liabilities	(1,325)	236
Other long-term liabilities	23	-
Net cash (used in) provided by operating activities	(1,916)	2,039
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of domain name	(151)	-
Purchases of fixed assets	(188)	(10)
Purchase of treasury bills	(44,386)	(38,617)
Redemption of treasury bills	46,164	32,300
Purchases of digital assets	(2,534)	-
Disposal of digital assets held	20,631	-
Net cash provided by (used in) investing activities	19,536	(6,327)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares to pay employee withholding taxes	(1,227)	(324)
Exercise of stock options	-	1
Net cash used in financing activities	(1,227)	(323)
Change in cash and cash equivalents	16,393	(4,611)
Cash and cash equivalents
Beginning of period	11,376	20,494
End of period	27,769	15,883
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash issuance of stock	$10	$-
Non-cash capitalized software costs settled in digital assets
(including stock based compensation of $418 and $557 respectively)	$(2,364)	$(2,826)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$(3,252)	$(619)

(1) See Note 5, “Intangible Assets”.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Exodus Movement, Inc. (“Exodus” or “the Company” or “we”) was incorporated in Delaware in July 2016. The Company operates in the FinTech subsector of the greater blockchain and digital asset industry. The Company has developed an un-hosted self-custodial digital asset wallet on the Exodus Platform and contracts with third parties to provide various services to users that utilize the Company’s wallet through the platform.

2. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of the Company are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements and in management’s opinion, reflect all the adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair statement of the Company’s condensed consolidated financial statements for the periods presented. The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other period.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes included in the Form 10.

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

Correction of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2023, the Company identified an error in the calculation of earnings per share due to the undistributed earnings not being appropriately allocated to each class of common shares and an error in the disclosure of operating activities settled in digital assets and USDC in Note 5. The effects of the correction on the prior periods are included below.

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Originally Reported	Adjustment	As Corrected	Originally Reported	Adjustment	As Corrected
Basic net income per share - Class A	$0.49	$(0.42)	$0.07	$0.71	$(0.61)	$0.10
Basic net income per share - Class B	$0.09	$(0.02)	$0.07	$0.12	$(0.02)	$0.10
Diluted net income per share - Class A	$0.26	$(0.20)	$0.06	$0.37	$(0.29)	$0.08
Diluted net income per share - Class B	$0.08	$(0.02)	$0.06	$0.11	$(0.03)	$0.08

	Six Months Ended June 30, 2023
	Originally Reported	Adjustment	As Corrected
Digital assets expense	$18,616	$(8,343)	$10,273
Conversion of digital assets and USDC to cash	$-	$8,343	$8,343

Concentration of Revenue

Operating revenue from Application Programming Interface Providers (“API Providers”) exceeding 10% of total operating revenues for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Company A	$3,832	$2,346	10,532	4,048
Company B	4,629	2,511	10,286	4,839
Company C	4,360	1,996	9,094	4,134
Company D	2,713	1,898	6,828	4,786
Company E (1)	-	1,985	-	4,177

(1) Company E did not have over 10% of revenue during the three and six months ended June 30, 2024.

Digital Assets

As of June 30, 2024, the Company held $124.8 million of digital assets at fair value. The Company presents digital assets separately from other intangible assets, recorded as digital assets on the condensed consolidated balance sheets. The net activity from remeasurement of digital assets at fair value is reflected in the condensed consolidated statements of operations and comprehensive (loss) income within operating income (expense). Digital assets that are received as noncash consideration in our revenue arrangements and sold for cash within seven days are presented as cash flows from operating activities, while other digital asset activity held longer than seven days is reflected as cash flows from investing activities in the consolidated statements of cash flows. The Company uses a mix of non-custodial and custodial services at multiple locations that are geographically dispersed to store its digital assets. The Company has performed an analysis of the principal market. Refer to Note 5, Intangible Assets, and Note 12, Fair Value Measurements, for additional information. The Company has ownership of and control over its digital assets. The cost basis is calculated on a first-in first-out basis.

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

The Company has adopted the amendments prescribed in ASU 2023-08. As a result of adopting the amendments, the Company’s cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period, or as of January 1, 2024, amounted to $38.3 million, which consisted of a $48.7 million of fair value adjustments offset by a $10.4 million tax impact related to the fair value adjustments. The Company includes realized and unrealized gains and losses in net income on the consolidated financial statements which is presented separately from changes in the carrying amount of other intangible assets.

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

3. Revenue Recognition

The following table presents the Company’s operating revenues disaggregated by geography, based on the addresses of the Company’s API Providers (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Republic of the Marshall Islands	$7,072	31.7%	$3,895	31.4%	$15,921	31.0%	$8,921	34.6%
British Virgin Islands(1)	-	-	2,639	21.3	-	-	5,836	22.7
Seychelles	3,832	17.2	2,332	18.8	10,532	20.5	4,066	15.8
Hong Kong	4,894	21.9	2,522	20.3	10,903	21.2	4,843	18.8
Other(2)	6,510	29.2	1,017	8.2	14,012	27.3	2,084	8.1
Operating revenues	$22,308	100.0%	$12,405	100.0%	$51,368	100.0%	$25,750	100.0%

(1) British Virgin Islands no longer exceeds 10% in 2024 and is now included in Other.

(2) No other individual country accounted for more than 10% of total revenue.

The following table presents the Company’s operating revenues disaggregated by products and services (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Exchange aggregation	$19,942	89.4%	$11,623	93.7%	$46,692	90.9%	$24,253	94.2%
Fiat onboarding	952	4.3	561	4.5	1,963	3.8	1,088	4.2
Staking	522	2.3	201	1.6	1,167	2.3	359	1.4
Consulting	496	2.2	-	-	546	1.1	25	0.1
Other (1)	396	1.8	20	0.2	1,000	1.9	25	0.1
Operating revenues	$22,308	100.0%	$12,405	100.0%	$51,368	100.0%	$25,750	100.0%

(1) Other includes $0.4 million and $0.9 million related to non-fungible token revenue for the three and six months ended June 30, 2024, respectively.

The following table presents the Company's contract balances as of June 30, 2024 and December 31, 2023 (in thousands):

Balance January 1, 2023	$-
Contract liability	1,000
Performance obligation satisfied	(273)
Balance December 31, 2023	727
Contract liability	100
Performance obligation satisfied	(456)
Balance June 30, 2024	$371

Revenue recognized during the six months ended June 30, 2024 related to deferred revenue at the beginning of the period was $0.4 million. The remaining future performance obligations of $0.4 million will be satisfied after June 30, 2024.

4. Prepaid Expenses

The Company prepays certain expenses due to the nature of the service provided or to capture certain discounts. The table below shows a breakout of these prepaid expenses for the periods presented (in thousands):

	June 30, 2024	December 31, 2023
Prepaid cloud services	$894	$413
Prepaid software	760	281
Accounting, consulting, and legal services	321	688
Prepaid insurance	133	58
Prepaid expenses	$2,108	$1,440

5. Intangible Assets

Indefinite-Lived Asset

Indefinite-lived assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Domain names	$2,096	$1,945
Indefinite-lived assets	$2,096	$1,945

The Company purchased the exodus.com domain name in the first quarter of 2021 for $1.9 million. In the second quarter of 2024, the Company purchased a domain name for $0.2 million. The Company considers these assets to be indefinite-lived, resulting in no recognition of amortization.

Digital Assets

The table below outlines the fair value of our digital assets based on publicly available rates as of the dates presented as well as the cost (in thousands, except units):

	Units	Cost Basis	Fair Value
As of June 30, 2024
Bitcoin	1,794	$53,963	$112,416
Ethereum	2,580	4,749	8,857
Other	4,702,915	6,955	3,525
Digital assets		$65,667	$124,798

For the three and six months ended June 30, 2024, the Company recognized realized gains from exchange of digital assets of $1.8 million and $6.2 million, respectively, and realized losses of $0.1 million and $0.4 million, respectively, which is included on the condensed consolidated statements of operations and comprehensive (loss) income. For the three and six months ended June 30, 2024, the Company recognized unrealized gains from remeasurement of digital assets of $11.5 million and $64.3 million, respectively, and unrealized losses from remeasurement of digital assets of less than $30.6 million and $30.6 million, respectively, which is included on the condensed consolidated statements of operations and comprehensive (loss) income. For the three and six months ended June 30, 2024, there were no digital assets held with contractual sale restrictions.

The following table summarizes other operating activities settled in digital assets and USDC (in thousands):

	Six Months Ended June 30,
	2024	2023
Revenue	$(51,538)	$(25,750)
Expenses	11,308	10,273
Conversion to cash	19,130	8,343
Accounts receivable	239	(705)
Payroll liabilities	1,791	954
Currency translation	668	(250)
Other operating activities settled in digital assets and USDC	$(18,402)	$(7,135)

The following table summarizes the digital asset activities as of June 30, 2024 and December 31, 2023 (in thousands, except units):

	BTC		ETH		Other
	Units	Value	Units	Value	Units	Value
Balance, December 31, 2023	1,787	32,262	2,538	$2,022	4,625,187	$726
Adoption of ASU 2023-08	-	43,162	-	3,764	-	1,750
Balance, January 1, 2024	1,787	75,424	2,538	5,786	4,625,187	2,476
Additions (1)	390	20,244	12	39	143,003	544
Disposals (2)	(385)	(19,545)	-	-	(106,050)	(227)
Gains (3)	-	51,832	-	3,460	-	1,825
Losses (3)	-	(309)	-	(1)	-	(8)
Balance, March 31, 2024	1,792	127,646	2,550	9,284	4,662,140	4,610
Additions (1)	241	15,813	30	101	132,460	614
Disposals (2)	(239)	(15,844)	-	-	(91,685)	(197)
Gains (3)	-	10,734	-	1,925	-	759
Losses (3)	-	(25,933)	-	(2,453)	-	(2,261)
Balance, June 30, 2024	1,794	112,416	2,580	8,857	4,702,915	3,525

(1) Additions primarily relate to revenue generated from customers and staked assets.

(2) Disposals primarily relate to payment of liabilities pertaining to vendor invoices and payroll payments. Disposals of digital assets to cash are primarily used for operational purposes.

(3) The Company recognized cumulative realized gains from exchange of digital assets of $1.8 million and $ 6.2 million for the three and six months ended June 30, 2024, respectively and cumulative realized losses of $0.1 million and $0.4 million for both three and six months ended June 30, 2024 which is included on the condensed consolidated statements of operations and comprehensive (loss) income.

6. Fixed Assets, Net

Fixed assets, net, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Computer equipment	$1,010	$870
Vehicles	237	256
Furniture and fixtures	21	21
Fixed assets, gross	1,268	1,147
Less: accumulated depreciation	(866)	(830)
Fixed assets, net	$402	$317

Depreciation expense was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.

7. Software Assets, Net

Software assets, net, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Internal use software	$16,584	$16,208
Less: accumulated amortization	(8,549)	(8,157)
Software assets, net	$8,035	$8,051

The following summarizes the future amortization expense as of June 30, 2024 (in thousands):

Six months ending December 31, 2024	$2,568
2025	3,416
2026	1,629
2027	422
$8,035

Amortization expense was $1.2 million and $2.4 million for the three and six months ended June 30, 2024, respectively, and $1.1 million and $2.0 million for the three and six months ended June 30, 2023, respectively.

8. Stockholders’ Equity

The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock.

We have applied to list our Class A common stock on the NYSE American. Our listing is pending the SEC’s completion of its review of the Form 10.

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

There is currently no public market for our Common Stock Tokens and we do not believe one will develop in the foreseeable future. Common Stock Tokens cannot be traded on the OTC market or any national securities exchange.

Stock-Based Compensation

Options and Equity Grants Issued

The 2019 Equity Incentive Plan adopted in September 2019 (the “2019 Plan”) permitted the Company to grant non-statutory stock options, incentive stock options, and other equity awards to Exodus team members, directors, and consultants. The exercise price for options issued under the 2019 Plan is determined by the board of directors, but will be (i) in the case of an incentive stock option granted to an employee or consultant who owns stock representing more than 10% of the voting power of all classes of stock of Exodus, no less than 110% of the fair market value per share on the date of grant; or (ii) granted to any other employee or consultant, no less than 100% of the fair market value per share on the date of grant. The contractual life for all options issued under the 2019 Plan is 10 years. The 2019 Plan authorized grants to issue up to 3,000,000 options (prior to the 2021 Employee Equity Redemption Plan) that are convertible into shares of authorized but unissued Class B common stock. As of June 30, 2024, there were 2,156,330 shares of Class B common stock options outstanding.

In August 2021, the Company also adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the Company to grant non-statutory stock options, incentive stock options and other equity awards, such as restricted stock awards, to Exodus team members, directors, and consultants. The exercise price for options issued under the 2021 Plan is determined by the board of directors, but will be (i) in the case of an incentive stock option granted to an employee who owns stock representing more than 10% of the voting power of all classes of stock of Exodus, no less than 110% of the fair market value per share on the date of grant; or (ii) granted to any other employee or consultant, no less than 100% of the fair market value per share on the date of grant. The contractual life for all options issued under the 2021 Plan is 10 years. The 2021 Plan initially authorized grants to issue up to 2,780,000 awards that are convertible into shares of authorized but unissued Class A common stock. Pursuant to the terms of the 2021 Plan, the Company may increase our share pool by 5% of our total shares of capital stock each year. In 2023 and 2022, the total shares of our Class A common stock reserved for issuance increased by 1,875,000 shares for both periods for a total of 6,530,000 shares of Class A common stock reserved under the 2021 Plan. As of June 30, 2024, there were 3,735,395 restricted stock units that are authorized and outstanding with a fair value of $63.5 million and 453 restricted stock units were vested but not yet issued.

Upon the approval of the 2021 Plan, the Company can no longer grant non-statutory stock options, incentive stock options, or other equity awards to Exodus employees, directors, or consultants under the 2019 Plan.

Terms of our share-based compensation are governed by the plan in which awards were issued.

The following table summarizes stock option activities for the six months ended June 30, 2024 and 2023:

		Weighted
		Average
		Exercise Price
	Options	Price
Outstanding as of January 1, 2023	2,190,979	$2.40
Exercised	(300)	2.55
Forfeited	(13,961)	2.50
Outstanding as of June 30, 2023	2,176,718	$2.40
Outstanding as of January 1, 2024	2,156,632	2.40
Forfeited	(302)	2.39
Outstanding as of June 30, 2024	2,156,330	$2.40
Vested and exercisable as of June 30, 2024	2,145,802	$2.40

We recognized stock-based compensation related to options and restricted stock units of $2.3 million and $4.2 million for the three and six months ended June 30, 2024, respectively, and $1.7 million and $4.1 million for the three and six months ended June 30, 2023, respectively.

Stock-based compensation is recorded on the Company’s condensed consolidated statements of operations and comprehensive (loss) income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$924	$731	$1,729	$1,696
General and administrative	1,332	1,005	2,430	2,366
Stock-based compensation	$2,256	$1,736	$4,159	$4,062

As of June 30, 2024, total unrecognized stock-based compensation expense was $5.8 million.

9. Income Taxes

At the end of each interim period, the Company records income taxes by applying an estimated annualized effective tax rate to the current period income or loss before income taxes. The Company's annualized effective tax rate is based on pre-tax earnings, enacted U.S. statutory tax rates, non-deductible expenses, certain tax rate differences between U.S. and foreign jurisdictions, and specific events that are discretely recognized entirely within the interim period in which they occur. Exodus’ foreign subsidiaries Proper Trust AG files an income tax return in Switzerland and Osmium Europe B.V. will file in the Netherlands.

For the six months ended June 30, 2024 and June 30, 2023, the Company recorded an income tax expense of $9.3 million and $0.9 million, on pre-tax income of approximately $54.5 million and $3.5 million, resulting in effective tax rates of 17.3% and 24.2%, respectively.

Our effective tax rate for the six months ended June 30, 2024 was primarily impacted by the change in permanent differences, including the tax benefit from the foreign derived intangible income, and discrete items, including stock based compensation and tax effect of realized and unrealized digital asset gains and losses during the period. For purposes of recording the discrete tax expense related to digital assets, for the six months ending June 30, 2024, realized gains or losses are recorded to the Company’s current taxes payable and unrealized gains and losses are recorded to the deferred tax liability based on current period activity.

Changes in tax laws

We operate in various jurisdictions and are subject to changes in applicable tax laws, treaties or regulations in those jurisdictions. A material change in the tax laws, treaties or regulations, or their interpretation, of any jurisdiction with which we do business, or in which we have significant operations, could adversely affect us. For example, the new Pillar 2 approach, which came into effect in 2023 in certain jurisdictions, will establish a global minimum tax rate of 15%, such that multinational enterprises with an effective tax rate in a jurisdiction below this minimum rate will need to pay additional tax. While many aspects of the application of Pillar 2 remain to be clarified, including how the jurisdictions in which we operate, and those in which we and our subsidiaries are based, choose to implement the Organization for Economic Cooperation and Development’s approach in their tax treaties and domestic tax laws, we do not expect Pillar 2 to apply in 2024.

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

11. Fair Value Measurements

The Company’s financial assets are summarized below as of June 30, 2024 and December 31, 2023, with fair values shown according to the fair value hierarchy (in thousands):

	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
June 30, 2024
BTC	$112,416	$112,416	$-	$-
Treasury bills	46,532	46,532	-	-
Money market mutual funds	8,781	8,781	-	-
ETH	8,857	8,857	-	-
Other digital assets	3,525	3,525	-	-
Security token group investment	100	(A)	-	-
	$180,211
December 31, 2023
Money market mutual funds	$8,477	$8,477	$-	$-
Treasury bills	45,463	45,463	-	-
Security token group investment	100	(A)	-	-
	$54,040

(A) This investment is recorded at cost.

The Company invests in held to maturity treasury bills. Discount rates ranged from 0.8% to 2.5% and 0.4% to 2.6% as of June 30, 2024 and December 31, 2023, respectively. The Company held treasury bills with a maturity of greater than three months in other current assets in the amount of $42.4 million and $43.2 million as of June 30, 2024 and December 31, 2023, respectively. The Company held treasury bills with a maturity of less than three months in cash and cash equivalents in the amount of $4.1 million and $2.3 million as of June 30, 2024 and December 31, 2023, respectively.

Assets and Liabilities Not Measured and Recorded at Fair Value

The Company’s financial instruments, including USDC, are carried at cost, which approximates their fair value. If these financial instruments were recorded at fair value, they would be based on Level 1 inputs.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic net (loss) income per share:
Numerator
Net (loss) income, basic and diluted	$(9,606)	$1,869	$45,181	$2,642
Denominator
Weighted-average number of shares used in per share computation - Class A	4,486	3,804	4,774	3,702
Weighted-average number of shares used in per share computation - Class B	21,520	21,799	21,570	21,799
Basic net (loss) income per share - Class A	$(0.37)	$0.07	$1.72	$0.10
Basic net (loss) income per share - Class B	$(0.37)	$0.07	$1.72	$0.10
Diluted net (loss) income per share:
Denominator
Weighted-average number of shares used in diluted computation - Class A	4,486	7,300	8,185	7,207
Weighted-average number of shares used in diluted computation - Class B	21,520	23,978	23,727	23,983
Diluted net (loss) income per share - Class A	$(0.37)	$0.06	$1.42	$0.08
Diluted net (loss) income per share - Class B	$(0.37)	$0.06	$1.42	$0.08

13. Related Party Transactions

For the six months ended June 30, 2024 and 2023, related party transactions included:

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

•
Less than $0.1 million and $0.1 million of unrealized loss on investments was recorded on the condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2023, respectively. This amount reflects the market adjustment of the shares held during the three and six months ended June 30, 2023.
•
The Company’s relationship with tZERO ended on December 11, 2023.

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

Overview of Our Business

We are engaged in the business of creating and distributing self-custodial wallets for digital assets. Because a majority of our revenue is derived from services provided by API Providers to persons located outside the United States pursuant a transaction-based structure, our profitability is dependent on a number of factors including the pricing of digital assets, the volume of transactions and the quality of our third-party relationships.

Our revenues are primarily derived from digital asset related transactions and consist of fees from third party API agreements. Our expenses primarily consist of:

•
Cost of revenues (primarily include software development, user support and security and wallet operations);
•
Amortization expense relating to software development; and
•
General and administrative expenses (primarily include administrative, legal, financial operations, information technology services, marketing and advertising expenses).

Based on the services offered and transactions conducted by API Providers, the following table shows the digital assets that are most material to our business by revenue.

Digital Asset	API Provider Service(s)	Blockchain(s)
BTC
Store of value and payment cryptocurrency	Exchange Aggregation; Fiat Onboarding	Bitcoin
Tether USD
Stablecoin	Exchange Aggregation; Fiat Onboarding	Ethereum, Algorand, Avalanche, Binance Smart Chain, Arbitrum, Polygon, Optimism, Solana, Tron, Fantom, Polygon, Solana
Ether
Blockchain economy or blockchain platform	Exchange Aggregation; Fiat Onboarding; Staking	Ethereum
USD Coin
Stablecoin	Exchange Aggregation; Fiat Onboarding	Ethereum, Algorand, Avalanche, Binance Smart Chain, Arbitrum, Fantom, Polygon, Optimism, Solana, Tron
Other
All other digital assets	Exchange Aggregation; Fiat Onboarding; Staking	Multiple Blockchains

Known Trends and Uncertainties

Cloud based infrastructure expense - Cloud infrastructure expenses increased by $1.1 million and $1.8 million for the three and six months ended June 30, 2024, respectively, compared to the corresponding prior year period. We anticipate increased cloud infrastructure expenses as the platform continues to grow due to increased database capacity and new users.

Investment in human capital - Costs related to investment in human capital (including recruiting costs, salary, incentive and compensation costs) increased $3.4 million and $4.5 million for the three and six months ended June 30, 2024, respectively, compared to the corresponding prior year period. As the Exodus platform continues to expand, we anticipate the need to add more team members to accommodate the growth in our business, which is expected to materially increase both cost of revenues and general and administrative expenses as a result of the impact on the human capital costs described above. Human capital costs are also expected to increase due to the need to add additional team members to address compliance with the evolving regulatory environment.

Marketing expenses – Marketing-related costs increased $0.4 million and $0.5 million for the three and six months ended June 30, 2024, respectively, compared to the corresponding prior year period. The increase in both periods was primarily due to increased spending on website advertisements targeted at the crypto space and on social platforms. To date, we have primarily focused on an organic growth-based marketing strategy. We continue to evaluate our marketing strategy and in the future may decide to refocus the current organic growth strategy in growing our user base to a more competitive approach, which would be expected to further increase marketing-related expenses.

Monthly Active Users

To measure user activity, we rely on the number of monthly active users (“MAUs”) of our Exodus Platform. We define an MAU as any user with transaction history in any month. A user has “transaction history” if, in the last 30 calendar days, the user performed any activity within the application such as opening their application to check digital asset prices, reading news, or accessing the services of our API Providers. A user will not have “transaction history” if it merely opens our wallet application without further action. MAUs provide a measurement of attraction and retention levels and user engagement by allowing management to compare “churn users,” defined as users who have been inactive on the Exodus Platform for three consecutive months, against “renewing users,” defined as users who have been active on the Exodus Platform for two consecutive months, and “new users,” defined as users new to the platform that month. Within each cohort of churn users, renewing users, and new users, we then identify the funded users to assess users’ ability to engage with the Exodus Platform. The term “funded users” refers to users whose wallet currently holds digital assets of value as determined by blockchain and pricing provider data. MAUs consist of both funded wallets and unfunded wallets. Because Exodus does not have accounts, users do not close an account or otherwise leave the platform. Therefore, churn users may become new users in the next month or at any point in the future as they re-engage with the platform. A positive MAUs percentage indicates that new and renewing users exceed churned users in a given month and that interest in the Exodus Platform is increasing. Management views increasing interest in the Exodus Platform over time as a key indicator of increasing revenue, especially for MAUs outside of the United States as the likelihood of revenue generating transactions increases as user interest increases.

Monthly active users ("MAUs") were 1.5 million and 1.2 million as of June 30, 2024 and 2023, respectively, reflecting an increase of 0.3 million, or 25.4%. We believe the increase in MAUs was primarily attributable to a positive movement in consumer-related sentiment related to the cryptocurrency markets, leading to higher prices and increased trading activity. Our strategic focus remains on expanding our active user base, improving app features, and expanding our business-to-business partnerships. We believe that over the long term, interest in digital assets and digital asset markets will increase. However, during any given period, we cannot be certain that our MAU growth efforts will be effective or that interest in digital assets will increase.

Results of Operations

Results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ Change	% Change	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
OPERATING REVENUES	$22,308	$12,405	$9,903	80	$51,368	$25,750	$25,618	99
COST OF REVENUES	10,767	7,135	3,632	51	21,471	13,992	7,479	53
GROSS PROFIT	11,541	5,270	6,271	119	29,897	11,758	18,139	154
OPERATING EXPENSES
General and administrative	9,054	4,015	5,039	126	17,109	9,987	7,122	71
Loss (gain) on digital assets, net	17,232	(201)	17,433	8,673	(39,567)	(642)	(38,925)	(6,063)
Total operating expense (income)	26,286	3,814	22,472	589	(22,458)	9,345	(31,803)	(340)
(Loss) income from operations	(14,745)	1,456	(16,201)	(1,113)	52,355	2,413	49,942	2,070
OTHER INCOME
Staking and other income	405	17	388	2,282	555	33	522	1,582
Unrealized gain (loss) on investments	158	85	73	86	(86)	189	(275)	(146)
Interest income	695	468	227	49	1,642	871	771	89
Total other income	1,258	570	688	121	2,111	1,093	1,018	93
(Loss) income before income taxes	(13,487)	2,026	(15,513)	(766)	54,466	3,506	50,960	1,454
INCOME TAX BENEFIT (EXPENSE)	3,881	(157)	4,038	2,572	(9,285)	(864)	(8,421)	(975)
NET (LOSS) INCOME	$(9,606)	$1,869	$(11,475)	(614)	$45,181	$2,642	$42,539	1,610
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(35)	(200)	165	83	668	(250)	918	367
COMPREHENSIVE (LOSS) INCOME	$(9,641)	$1,669	$(11,310)	(678)	$45,849	$2,392	$43,457	1,817

Total revenue increased $9.9 million, or 80%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily driven by exchange aggregation revenue, which increased $8.3 million, or 72%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. See Note 3 Revenue Recognition for further details. Additionally, non-exchange aggregation revenue increased $1.6 million, or 203%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The revenue growth from all sources for the three months ended June 30, 2024 was primarily attributable to user growth (as discussed under “Monthly Active Users” above) and growth related to our business to business partner efforts. For the three months ended June 30, 2024, we saw increases in exchange aggregation and fiat onboarding revenues related to our business to business partnerships. For the three months ended June 30, 2024, four API Providers accounted for more than 10% each of total revenue and collectively generated exchange aggregation revenue of $15.5 million. For the three months ended June 30, 2023, five API providers accounted for more than 10% each of total revenue and collectively generated exchange aggregation revenue of $10.7 million. See Note 2 - Summary of Significant Accounting Policies, Concentration of Revenue.

Total revenue increased $25.6 million, or 99%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily driven by exchange aggregation revenue, which increased $22.4 million, or 93%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Additionally, non-exchange aggregation revenue increased $3.2 million, or 212%, compared to the six months ended June 30, 2023. The revenue growth from all sources for the six months ended June 30, 2024 was primarily attributable to user growth (as discussed under “Monthly Active Users” above) and growth related to our business to business partner efforts. For the six months ended June 30, 2024, we saw increases in exchange aggregation and fiat onboarding revenues related to our business to business partnerships. For the six months ended June 30, 2024, four API Providers accounted for more than 10% each of total revenue and collectively generated exchange aggregation revenue of $36.7 million. For the six months ended June 30, 2023, five API providers accounted for more than 10% each of total revenue and collectively generated exchange aggregation revenue of $22.0 million. See Note 2 - Summary of Significant Accounting Policies, Concentration of Revenue.

Cost of revenues increased $3.6 million, or 51%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily due to a $1.2 million increase in employee compensation and benefit expense as a result of increased headcount, a $1.1 million increase in cloud infrastructure service costs due to increased database capacity needs as a result of the continued expansion of our platform and addition of new users, a $0.6 million increase in partner fee expense, a $0.3 million increase in subscription expenses and a $0.5 million increase in consulting expenses, partially offset by a $0.2 million increase in capitalized labor.

Cost of revenues increased $7.4 million, or 53%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to a $2.6 million increase in employee compensation and benefit expense as a result of increased headcount, a $1.9 million increase in cloud infrastructure service costs due to increased database capacity needs as a result of the continued expansion of our platform and addition of new users, a $1.0 million increase in partner fee expense, a $0.3 million increase in subscription expenses, a $0.5 million increase in consulting expenses, a $0.4 million increase in software amortization expense and a $0.5 million decrease in capitalized labor.

General and administrative expenses increased $5.0 million, or 126%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily due to a $2.2 million increase in employee compensation and benefit expenses, a $1.4 million increase in legal and consulting expenses, a $0.8 million increase in meeting and travel expenses, a $0.4 million increase in marketing expenses and a $0.2 million increase in foreign currency expense.

General and administrative expenses increased $7.1 million, or 71%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This increase was primarily due to a $1.9 million increase in employee compensation and benefit expenses, a $2.6 million increase in legal and consulting expenses, a $0.8 million increase in meeting and travel expenses, a $0.5 million increase in marketing expenses and a $1.2 million increase in foreign currency expense.

The Company experienced an unfavorable fluctuation in the market price of digital assets held during the three months ended June 30, 2024, primarily driven by market volatility. During the three months ended June 30, 2024, the Company recognized net realized gains from exchange of digital assets of $1.8 million and net unrealized losses from remeasurement of digital assets of $19.0 million. Realized gains in 2023 were calculated using impaired balances compared to cost basis in 2024. For the three months ended June 30, 2023, the Company recorded net gain on digital assets of $0.2 million.

During the six months ended June 30, 2024, the Company recognized net realized gains from exchange of digital assets of $5.8 million and net unrealized gains from remeasurement of digital assets of $33.7 million. For the six months ended June 30, 2023, the Company recorded net gain on digital assets of $0.6 million.

Liquidity and Capital Resources

Overview

Our primary source of funds is from API fee revenues. Our primary use of funds is payment of our operating costs, which consist primarily of compensation and benefit expenses and security costs.

Source of Funds

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by operating activities	$(1,916)	$2,039
Net cash provided by (used in) investing activities	$19,536	$(6,327)
Net cash used in financing activities	$(1,227)	$(323)

Net Cash (Used In) Provided By Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024, was $1.9 million. The Company had net income of $45.2 million, $7.4 million deferred tax expense, $3.7 million in stock-based compensation and $2.5 million in depreciation and amortization, offset by $1.1 million in changes to working capital, $39.6 million net gain on digital assets due to market fluctuations and $19.0 million in other operating activities settled in digital assets and USDC which consisted of $51.9 million in revenue, reduced by $11.2 million in expenses primarily related to payroll and $19.1 million in conversions to cash.

Net cash provided by operating activities for the six months ended June 30, 2023, was $2.0 million. The Company had net income of $2.6 million, $2.2 million in depreciation and amortization, $3.4 million in stock based compensation and $2.2 million in changes to working capital, partially offset by $6.8 million in in other operating activities settled in digital assets and USDC (as discussed in Note 5 - Intangible Assets) and net gain on digital assets of $0.6 million.

Net Cash Provided By (Used In) Investing Activities

Net cash provided investing activities for the six months ended June 30, 2024 was $19.5 million. This primarily consisted of $46.2 million provided by redemption of treasury bills and $20.6 million provided by disposal of digital assets held, partially offset by $44.4 million used in investment in treasury bills, $2.5 million used in purchase of digital assets and $0.2 million used in the purchase of a domain name.

Net cash used in investing activities for the six months ended June 30, 2023 was $6.3 million. This primarily consisted of $38.6 million used in investment in treasury bills, partially offset by $32.3 million provided by redemption of treasury bills.

Net Cash Used In Financing Activities

Net cash used in financing activities for the six months ended June 30, 2024 was $1.2 million, which was used for the repurchase of shares of our common stock to pay employee withholding taxes as a part of our 2021 Plan.

Net cash used in financing activities for the six months ended June 30, 2023 was $0.3 million, which was used for the repurchase of shares of our common stock to pay employee withholding taxes as part of the 2021 Plan.

Total Digital Assets and Liquid Assets

The following tables show the Company’s holdings of digital assets and cash and cash equivalents (including treasury bills with a maturity date of less than three months), USDC, treasury bills with a maturity date of greater than three months.

The digital asset holdings as of June 30, 2024 and December 31, 2023 were (in thousands):

	Units	Cost basis	Fair Value
As of June 30, 2024
Bitcoin	1,794	$53,963	$112,416
Ethereum	2,580	4,749	8,857
Other	4,702,915	6,955	3,525
Digital assets		$65,667	$124,798
	Units	Carrying Value	Fair Value
As of December 31, 2023
Bitcoin	1,787	$32,262	$75,050
Ethereum	2,538	2,022	5,739
Other	4,625,187	726	2,443
Digital assets		$35,010	$83,232

The liquid asset holdings as of June 30, 2024 and December 31, 2023 were (in thousands):

	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
As of June 30, 2024
Cash and cash equivalents	$27,769	$27,769	$-	$-
USDC	507	507	-	-
Treasury bills	42,420	42,420	-	-
Total liquid assets	$70,696
As of December 31, 2023
Cash and cash equivalents	$11,376	$11,376	$-	$-
USDC	517	517	-	-
Treasury bills	43,151	43,151	-	-
Total liquid assets	$55,044

At this time, we currently believe that our cash on hand, as well as the sources of liquidity described above, will be sufficient to fund our operations through the next twelve months.

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

Investors are encouraged to review the related GAAP financial measures and the reconciliation of Adjusted EBITDA to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business. We calculate Adjusted EBITDA as net income, adjusted to exclude provision for or benefit from income taxes, depreciation and amortization, interest expense, stock-based compensation expense, gains and losses on digital assets, unrealized gain or loss on investments, fair value gain or loss on derivatives, non-recurring legal reserves and related costs, and other loss.

The Company believes that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. Management’s determination of the components of Adjusted EBITDA are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by industry analysts.

The following table summarizes our adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net (loss) income	$(9,606)	$1,869	$45,181	$2,642
Interest income (including staking and other income)	(1,100)	(485)	(2,197)	(904)
Income tax (benefit) expense	(3,881)	157	9,285	864
Depreciation and amortization	1,268	1,194	2,511	2,181
EBITDA	(13,319)	2,735	54,780	4,783
Loss (gain) on digital assets, net	17,232	(201)	(39,567)	(642)
Unrealized (gain) loss on investments	(158)	(85)	86	(189)
Stock-based compensation	2,067	1,623	3,741	3,505
Adjusted EBITDA	$5,822	$4,072	$19,040	$7,457

Critical Accounting Estimates

See “Critical Accounting Estimates” set forth under “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” in the Form 10. There have been no material changes from those disclosed in the Form 10.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market price risk of digital assets

A large portion of our operating revenue generated from API providers is received in Bitcoin. A decline in the market price of digital assets had (and could in the future, have) an adverse effect on the Company's operations, the value of our digital assets, and our future operations and cash flows.

The market price of Bitcoin is impacted by a variety of factors and is determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. The digital asset industry has previously been negatively impacted by market price volatility. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin. There can be no assurance that we will be able to exchange our digital assets for U.S. dollars on a timely basis, if at all, or for a fair price. If the value of our digital assets declines, or if we experience difficulties converting our digital assets to U.S. dollars, we may not have sufficient liquidity to satisfy our liabilities, expenses and costs as they become due, which may negatively affect our business operations and financial condition.

Interest rate risk

Our exposure to changes in interest rates primarily relates to interest earned on our cash and cash equivalents and U.S. Treasury Bills with maturities of approximately six months or less.

Our investment policy and strategy related to our cash, cash equivalents, and treasury bills is to preserve capital and meet liquidity requirements without increasing risk. Our cash and cash equivalents consist of money market funds denominated in U.S. dollars, cash deposits, and treasury bills acquired with less than three months to maturity. Treasury bills outside of cash and cash equivalents include amounts acquired with three months to twelve months to maturity. Therefore the fair value of our cash, cash equivalents, and treasury bills would not be significantly affected by either an increase or a decrease in interest rates. A hypothetical 100 basis points increase or decrease in average interest rates applied to our daily balances held as of June 30, 2024 and June 30, 2023, would have resulted in a $0.7 million and $0.6 million increase or decrease, respectively, in interest earned on cash, cash equivalents, and treasury bills. The Federal Reserve has increased the Federal Funds Rate over 500 basis points since March 31, 2021 to control current levels of inflation and as of June 30, 2024, the Federal Funds Rate was 5.33%. A decrease in interest rates is possible. A hypothetical 500 basis points increase or decrease in average interest rates applied to our daily balances held as of June 30, 2024 and June 30, 2023, which hypothetical basis point increase corresponds closely to the increase of the Federal Funds Rate since early 2021, would have resulted in a $3.5 million and $2.7 million increase or decrease, respectively, in interest earned on cash, cash equivalents, and treasury bills.

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

We recognized net foreign currency losses of $0.9 million for the six months ended June 30, 2024, respectively, compared to net foreign currency gains of $0.2 million for the six months ended June 30, 2023, respectively, in general and administrative expense, net in the condensed consolidated statements of operations and comprehensive (loss) income. If an adverse 10% foreign currency exchange rate change was applied to total monetary assets, liabilities, and commitments denominated in currencies other than the functional currencies at the balance sheet date, it would not have a material impact on our financial results.

We have not, but may in the future enter into derivatives or other financial instruments in an attempt to hedge our exposure to foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations. Additionally, the volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our international operations increase our exposure to exchange rate fluctuations and, as a result, such fluctuations could have a material impact on our future results of operations and cash flows.

Foreign currency translation risk

Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. We recognized gains on translation adjustments, net of tax, of $0.7 million for the six months ended June 30, 2024, compared to losses on translation adjustments, net of tax, of $0.3 million for the six months ended June 30, 2023, in the condensed consolidated statements of comprehensive loss. As of June 30, 2024 and 2023, a 10% increase or decrease on foreign currency exchange rates for translation purposes would not have a material impact on our financial results.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of, and under the supervision of, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024 the Company’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting, as described below.

Material Weaknesses

During 2022, we identified errors in our previously reported financial information as of and for the year ended December 31, 2021. As a result of the errors that were identified, we identified a material weakness in the Company’s control environment whereby the Company did not design and maintain effective internal control over financial reporting with respect to the expertise and quantity of its resources. Specifically, we did not effectively execute a strategy to hire, train, and retain a sufficient quantity of personnel with an appropriate level of training, expertise, and experience in certain areas important to financial reporting. In addition, we also identified a material weakness whereby we did not design and implement effective control activities based on the criteria established in the Committee of Sponsoring Organizations framework. Specifically, the control activities did not adequately (i) address relevant risks, (ii) provide evidence of performance, (iii) provide appropriate segregation of duties, or (iv) operate at a level of precision to identify all potentially material errors.

Remediation Plan Update

We have initiated and intend to continue to implement measures designed to improve our internal control over financial reporting to remediate the material weaknesses, including the following:

•
We have hired what we believe to be a sufficient quantity of personnel who possess the necessary level of expertise, experience and training within our accounting function to allow for appropriate segregation of reporting duties. Specifically, we have strengthened our segregation of duties between the preparer and reviewer of controls related to financial accounting and completing reconciliations and have implemented processes strengthening segregation of duties between those with access to book journal entries and those responsible for reviewing journal entries booked.
•
We have formalized our internal control environment and activities and have engaged with a third-party consultant to provide professional services to assist management with Sarbanes Oxley (“SOX”) readiness and assistance to help perform a risk assessment, and scoping of key systems and business processes, including a risk assessment at the financial statement assertion level to ensure that the level of precision of relevant controls is adequate to address the identified risks. These remediation activities were substantially completed as of December 31, 2023.

We will continue to revise our risk assessment and scoping to rectify any deficiencies noted, enhance the design of controls and implement new controls if needed, expand education and training where necessary, update documentation, and add any necessary reviews by our management. We will continue to remediate the design of certain controls and test the design of the remediated controls.

We believe that the steps detailed above, once fully implemented and successfully tested, will remediate the identified material weaknesses. In addition, the Company has created an internal audit function that has completed a risk assessment and scoping analysis with respect to internal control over financial reporting for the year ending December 31, 2024. Management plans to continue to evaluate the risk assessment and scoping analysis each quarter to help monitor the Company’s internal control environment as well as to help effectively identify and address any deficiencies. The Company has also performed a fraud risk assessment to help identify and evaluate fraud risks that may impact business processes.

Changes in Internal Control over Financial Reporting

Except as described above with respect to our remediation plan, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In April 2024, following months of constructive dialogue with the United Kingdom’s ("UK") Financial Conduct Authority (“FCA”), the FCA removed the Company from its Warning List. This action by the FCA was the culmination of months of productive discussion pursuant to which the Company worked diligently and transparently with the FCA to respond to questions and address concerns. As disclosed, in 2023 the FCA enacted new rules relating to how digital assets can be marketed to consumers in the UK and although at the time the Company believed it was in compliance with those new rules, in November 2023 it was previously placed on the FCA’s Warning List.

During the three months ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

EXODUS MOVEMENT, INC.

Date:August 12, 2024	By:	/s/ James Gernetzke
James Gernetzke
Chief Financial Officer