Form 10-Q
period 2024-09-30
Exodus Movement, Inc.
filed 2024-11-13
CIK 1821534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 6,567,199 shares of Class A common stock, par value $0.000001 per share, outstanding.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed or implied by our forward-looking statements, including those set forth in “Item 1. Business” and “Item 1A. Risk Factors” of Amendment No. 4 to our Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “SEC”) on October 10, 2024 (the "Form 10"). All forward-looking statements are expressly qualified in their entirety by such cautionary statements. Readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by law, we undertake no obligation to update or revise any forward-looking statements that have been made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and par value)

	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,547	$11,376
Restricted cash and cash equivalents	83	-
U.S. dollar coin ($0 and $500 USDC restricted as of September 30, 2024 and December 31, 2023 respectively)	5	517
Treasury bills	43,200	43,151
Accounts receivable	3,014	3,240
Prepaid expenses	3,232	1,440
Other current assets	771	5
Total current assets	76,852	59,729
OTHER ASSETS
Fixed assets, net	379	317
Digital assets	124,867	35,010
Software assets, net	7,315	8,051
Other long-term asset	40	-
Indefinite-lived assets	2,096	1,945
Other investments	100	100
Deferred tax assets	-	6,567
Total other assets	134,797	51,990
TOTAL ASSETS	$211,649	$111,719
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,600	$1,061
Other current liabilities	7,841	6,485
Total current liabilities	9,441	7,546
LONG-TERM LIABILITIES
Other long-term liabilities	447	412
Deferred tax liability	10,607	-
Total long-term liabilities	11,054	412
Total liabilities	20,495	7,958
STOCKHOLDERS' EQUITY
Preferred stock
$0.000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Class A Common Stock
$0.000001 par value, 300,000,000 shares authorized,	-	-
6,484,434 issued and outstanding as of September 30, 2024	-	-
4,320,005 issued and outstanding as of December 31, 2023	-	-
Class B Common Stock
$0.000001 par value, 27,500,000 shares authorized,	-	-
20,337,375 issued and outstanding as of September 30, 2024	-	-
21,760,855 issued and outstanding as of December 31, 2023	-	-
ADDITIONAL PAID IN CAPITAL	125,642	122,558
ACCUMULATED OTHER COMPREHENSIVE LOSS	(1,446)	(1,477)
RETAINED EARNINGS (ACCUMULATED DEFICIT)	66,958	(17,320)
Total stockholders' equity	191,154	103,761
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$211,649	$111,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
OPERATING REVENUES	$20,117	$11,980	$71,485	$37,730
COST OF REVENUES	11,333	7,738	32,804	21,730
GROSS PROFIT	8,784	4,242	38,681	16,000
OPERATING EXPENSES (INCOME)
General and administrative	8,466	4,598	25,575	14,585
Loss (gain) on digital assets, net	370	357	(39,197)	(285)
Total operating expense (income)	8,836	4,955	(13,622)	14,300
(Loss) income from operations	(52)	(713)	52,303	1,700
OTHER INCOME
Staking and other income	146	-	701	-
Unrealized (loss) gain on investments	(133)	(171)	(219)	18
Loss on disposal of fixed assets	(36)	-	(36)	-
Interest income	1,026	811	2,668	1,715
Total other income	1,003	640	3,114	1,733
Income (loss) before income taxes	951	(73)	55,417	3,433
INCOME TAX BENEFIT (EXPENSE)	(108)	(178)	(9,393)	(1,042)
NET INCOME (LOSS)	$843	$(251)	$46,024	$2,391
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(637)	121	31	(129)
COMPREHENSIVE INCOME (LOSS)	$206	$(130)	$46,055	$2,262
Net income (loss) per share
Basic net income (loss) per share of common stock - Class A	$0.03	$(0.01)	$1.74	$0.09
Basic net income (loss) per share of common stock - Class B	$0.03	$(0.01)	$1.74	$0.09
Diluted net income (loss) per share of common stock - Class A	$0.03	$(0.01)	$1.44	$0.08
Diluted net income (loss) per share of common stock - Class B	$0.03	$(0.01)	$1.44	$0.08
Weighted average number of shares and share equivalents outstanding
Weighted average number of shares used in basic computation - Class A	6,396	4,060	5,314	3,804
Weighted average number of shares used in basic computation - Class B	20,337	21,799	21,161	21,799
Weighted average number of shares used in diluted computation - Class A	9,840	4,060	8,733	7,291
Weighted average number of shares used in diluted computation - Class B	22,485	21,799	23,314	23,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Class A	Class B	Paid In	Comprehensive	(Accumulated	Stockholders'
	Shares	Shares	Capital	Loss	Deficit)	Equity
BALANCES as of January 1, 2023	3,544	21,798	$116,644	$(694)	$(30,106)	$85,844
Stock-based compensation	-	-	2,326	-	-	2,326
Exercised options	-	1	1	-	-	1
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	160	-	(152)	-	-	(152)
Foreign currency translation adjustment	-	-	-	(50)	-	(50)
Net income	-	-	-	-	773	773
BALANCES as of March 31, 2023	3,704	21,799	$118,819	$(744)	$(29,333)	$88,742
Stock-based compensation	-	-	1,736	-	-	1,736
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	176	-	(172)	-	-	(172)
Foreign currency translation adjustment	-	-	-	(200)	-	(200)
Net income	-	-	-	-	1,869	1,869
BALANCES as of June 30, 2023	3,880	21,799	$120,383	$(944)	$(27,464)	$91,975
Stock-based compensation	-	-	1,333	-	-	1,333
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	206	-	(171)	-	-	(171)
Foreign currency translation adjustment	-	-	-	121	-	121
Net loss	-	-	-		(251)	(251)
BALANCES as of September 30, 2023	4,086	21,799	$121,545	$(823)	$(27,715)	$93,007

BALANCES as of January 1, 2024	4,320	21,760	$122,558	$(1,477)	$(17,320)	$103,761
Cumulative effect adjustment to the opening balance of retained earnings for ASU 2023-08 adoption, net of tax	-	-	-	-	38,254	38,254
Stock-based compensation	-	-	1,903	-	-	1,903
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	234	-	(334)	-	-	(334)
Conversion from Class B to Class A	240	(240)	-	-	-	-
Foreign currency translation adjustment	-	-	-	703	-	703
Net income	-	-	-	-	54,787	54,787
BALANCES as of March 31, 2024	4,794	21,520	$124,127	$(774)	$75,721	$199,074
Stock-based compensation	-	-	2,256	-	-	2,256
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	250	-	(883)	-	-	(883)
Foreign currency translation adjustment	-	-	-	(35)	-	(35)
Net loss	-	-	-	-	(9,606)	(9,606)
BALANCES as of June 30, 2024	5,044	21,520	$125,500	$(809)	$66,115	$190,806
Stock-based compensation	-	-	1,599	-	-	1,599
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	248	-	(1,457)	-	-	(1,457)
Exercised options, non-cash	-	9	-	-	-	-
Conversion from Class B to Class A	1,192	(1,192)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(637)	-	(637)
Net income	-	-	-	-	843	843
BALANCES as of September 30, 2024	6,484	20,337	$125,642	$(1,446)	$66,958	$191,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,024	$2,391
Adjustments to reconcile net income to
Net cash (used in) provided by operating activities
Depreciation and amortization	3,862	3,353
Deferred tax expense	6,752	-
Gain on digital assets, net	(39,197)	(285)
Staking and other income	(701)	-
Unrealized loss on investments	219	(18)
Loss on disposal of assets	36	-
Stock based compensation	5,252	4,682
Accrued interest income	(1,824)	(889)
Other operating activities settled in digital assets and USDC (1)	(23,774)	(9,614)
Change in operating assets and liabilities:
Accounts receivable	(89)	-
Prepaid expenses	(1,610)	1,460
Other current assets	(765)	16
Other long-term asset	(40)	-
Accounts payable	549	708
Other current liabilities	(1,532)	1,118
Other long-term liabilities	35	-
Net cash (used in) provided by operating activities	(6,803)	2,922
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of domain names	(151)	-
Purchases of fixed assets	(228)	(25)
Purchase of treasury bills	(73,262)	(69,273)
Redemption of treasury bills	74,819	58,795
Purchases of digital assets	(2,534)	-
Disposal of digital assets held	26,097	-
Net cash provided by (used in) investing activities	24,741	(10,503)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares to pay employee withholding taxes	(2,684)	(515)
Exercise of stock options	-	1
Net cash used in financing activities	(2,684)	(514)
Change in cash and cash equivalents, and restricted cash and cash equivalents	15,254	(8,095)
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	11,376	20,494
End of period	26,630	12,399
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash issuance of stock	$10	$20
Non-cash capitalized software costs settled in digital assets
(including stock based compensation of $506 and $713 respectively)	$(2,959)	$(3,930)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$(4,300)	$(918)

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

2. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of the Company are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements and in management’s opinion, reflect all the adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair statement of the Company’s condensed consolidated financial statements for the periods presented. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year or any other period.

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

Correction of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023, the Company identified an error in the calculation of earnings per share due to the undistributed earnings not being appropriately allocated to each class of common shares and an error in the disclosure of operating activities settled in digital assets and USDC in Note 5. The effects of the correction on the prior periods are included below.

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Originally Reported	Adjustment	As Corrected	Originally Reported	Adjustment	As Corrected
Basic net income per share - Class A	$(0.06)	$0.05	$(0.01)	$0.63	$(0.54)	$0.09
Basic net income per share - Class B	$(0.01)	$-	$(0.01)	$0.11	$(0.02)	$0.09
Diluted net income per share - Class A	$(0.06)	$0.05	$(0.01)	$0.33	$(0.25)	$0.08
Diluted net income per share - Class B	$(0.01)	$-	$(0.01)	$0.10	$(0.02)	$0.08

	Nine Months Ended September 30, 2023
	Originally Reported	Adjustment	As Corrected
Digital assets expense	$26,371	$(12,947)	$13,424
Conversion of digital assets and USDC to cash	$-	$12,947	$12,947

Concentration of Revenue

Operating revenue from Application Programming Interface Providers (“API Providers”) exceeding 10% of total operating revenues for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Company A	$3,692	$2,306	$14,224	$6,354
Company B	4,157	2,763	14,443	7,602
Company C	3,418	2,302	12,512	6,436
Company D	2,574	1,278	9,402	6,064
Company E (1)	-	1,442	-	5,619

(1) Company E did not have over 10% of revenue during the three and nine months ended September 30, 2024.

Digital Assets

As of September 30, 2024, the Company held $124.9 million of digital assets at fair value. The Company presents digital assets separately from other intangible assets, recorded as digital assets on the condensed consolidated balance sheets. The net activity from remeasurement of digital assets at fair value is reflected in the condensed consolidated statements of operations and comprehensive (loss) income within operating income (expense). Digital assets that are received as noncash consideration in our revenue arrangements and sold for cash within seven days are presented as cash flows from operating activities, while other digital asset activity held longer than seven days is reflected as cash flows from investing activities in the consolidated statements of cash flows. The Company uses a mix of non-custodial and custodial services at multiple locations that are geographically dispersed to store its digital assets. The Company has performed an analysis of the principal market. Refer to Note 5, Intangible Assets, and Note 11, Fair Value Measurements, for additional information. The Company has ownership of and control over its digital assets. The cost basis is calculated on a first-in first-out basis.

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

Recent Accounting Pronouncements

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. This guidance only impacts footnote disclosures and will not impact our consolidated financial statements.

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

3. Revenue Recognition

The following table presents the Company’s operating revenues disaggregated by geography, based on the addresses of the Company’s API Providers (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Republic of the Marshall Islands	$5,993	29.8%	$3,579	30.0%	$21,914	30.7%	$12,500	33.1%
British Virgin Islands(1)	-	-	2,233	18.6	-	-	8,069	21.4
Seychelles	3,692	18.4	2,306	19.2	14,224	19.9	6,372	16.9
Hong Kong	4,687	23.3	2,785	23.2	15,590	21.8	7,628	20.2
Other(2)	5,745	28.5	1,077	9.0	19,757	27.6	3,161	8.4
Operating revenues	$20,117	100.0%	$11,980	100.0%	$71,485	100.0%	$37,730	100.0%

(1) British Virgin Islands no longer exceeds 10% in 2024 and is now included in Other.

(2) No other individual country accounted for more than 10% of total revenue.

The following table presents the Company’s operating revenues disaggregated by products and services (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Exchange aggregation	$18,124	90.1%	$11,221	93.7%	$64,816	90.7%	$35,474	94.0%
Fiat onboarding	852	4.2	572	4.8	2,816	3.9	1,660	4.4
Staking	488	2.4	168	1.4	1,655	2.3	527	1.4
Consulting	307	1.5	-	-	853	1.2	25	0.1
Other (1)	346	1.8	19	0.1	1,345	1.9	44	0.1
Operating revenues	$20,117	100.0%	$11,980	100.0%	$71,485	100.0%	$37,730	100.0%

(1) Other includes $0.3 million and $1.2 million related to non-fungible token revenue for the three and nine months ended September 30, 2024, respectively.

The following table presents the Company's contract balances as of September 30, 2024 and December 31, 2023 (in thousands):

Balance January 1, 2023	$-
Contract liability	1,000
Performance obligation satisfied	(273)
Balance December 31, 2023	727
Contract liability	100
Performance obligation satisfied	(664)
Balance September 30, 2024	$163

Revenue recognized during the nine months ended September 30, 2024 related to deferred revenue at the beginning of the period was $0.7 million. The remaining future performance obligations of $0.2 million will be satisfied before September 30, 2025.

4. Prepaid Expenses

The Company prepays certain expenses due to the nature of the service provided or to capture certain discounts. The table below shows a breakout of these prepaid expenses for the periods presented (in thousands):

	September 30, 2024	December 31, 2023
Prepaid cloud services	$996	$413
Prepaid software	865	281
Accounting, consulting, and legal services	604	688
Marketing	551	-
Partner fees	123	-
Prepaid insurance	93	58
Prepaid expenses	$3,232	$1,440

5. Intangible Assets

Indefinite-Lived Asset

Indefinite-lived assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Domain names	$2,096	$1,945
Indefinite-lived assets	$2,096	$1,945

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

Digital Assets

The table below outlines the fair value of our digital assets based on publicly available rates as of the dates presented as well as the cost (in thousands, except units):

	Units	Cost Basis	Fair Value
As of September 30, 2024
Bitcoin	1,800	$53,194	$114,030
Ethereum	2,617	4,849	6,813
Other	13,954,492	7,339	4,024
Digital assets		$65,382	$124,867

For the three and nine months ended September 30, 2024, the Company recognized realized gains from exchange of digital assets of $0.3 million and $6.5 million, respectively, and realized losses of $1.0 million and $1.4 million, respectively, which is included on the condensed consolidated statements of operations and comprehensive income (loss).

For the three and nine months ended September 30, 2024, the Company recognized unrealized gains from remeasurement of digital assets of $11.9 million and $76.2 million, respectively, and unrealized losses from remeasurement of digital assets of $11.5 million and $42.1 million, respectively, which is included on the condensed consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2024, there were no digital assets held with contractual sale restrictions.

The following table summarizes other operating activities settled in digital assets and USDC (in thousands):

	Nine Months Ended September 30,
	2024	2023
Revenue	$(70,864)	$(37,731)
Expenses	16,744	13,424
Conversion to cash	27,112	12,947
Accounts receivable	315	298
Payroll liabilities	2,888	1,577
Currency translation	31	(129)
Other operating activities settled in digital assets and USDC	$(23,774)	$(9,614)

The following table summarizes the digital asset activities as of September 30, 2024 and December 31, 2023 (in thousands, except units):

	BTC		ETH		Other
	Units	Value	Units	Value	Units	Value
Balance, December 31, 2023	1,787	32,262	2,538	$2,022	4,625,187	$726
Adoption of ASU 2023-08	-	43,162	-	3,764	-	1,750
Balance, January 1, 2024	1,787	75,424	2,538	5,786	4,625,187	2,476
Additions (1)	390	20,244	12	39	143,003	544
Disposals (2)	(385)	(19,545)	-	-	(106,050)	(227)
Gains (3)	-	51,832	-	3,460	-	1,825
Losses (3)	-	(309)	-	(1)	-	(8)
Balance, March 31, 2024	1,792	127,646	2,550	9,284	4,662,140	4,610
Additions (1)	241	15,813	30	101	132,460	614
Disposals (2)	(239)	(15,844)	-	-	(91,685)	(197)
Gains (3)	-	10,734	-	1,925	-	759
Losses (3)	-	(25,933)	-	(2,453)	-	(2,261)
Balance, June 30, 2024	1,794	112,416	2,580	8,857	4,702,915	3,525
Additions (1)	214	13,297	37	99	11,433,136	472
Disposals (2)	(208)	(13,021)	-	-	(2,181,559)	(89)
Gains (3)	-	10,969	-	242	-	940
Losses (3)	-	(9,312)	-	(2,385)	-	(824)
Currency translation adjustment	-	(319)	-	-	-	-
Balance, September 30, 2024	1,800	114,030	2,617	6,813	13,954,492	4,024

(1) Additions primarily relate to revenue generated from customers and staked assets.

(2) Disposals primarily relate to payment of liabilities pertaining to vendor invoices and payroll payments. Disposals of digital assets to cash are primarily used for operational purposes.

(3) The Company recognized cumulative realized gains from exchange of digital assets of $0.3 million and $ 6.5 million for the three and nine months ended September 30, 2024, respectively and cumulative realized losses of $1.0 million and $1.4 million for both three and nine months ended September 30, 2024 which is included on the condensed consolidated statements of operations and comprehensive income (loss).

6. Fixed Assets, Net

Fixed assets, net, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Computer equipment	$1,025	$870
Vehicles	237	256
Furniture and fixtures	21	21
Fixed assets, gross	1,283	1,147
Less: accumulated depreciation	(904)	(830)
Fixed assets, net	$379	$317

Depreciation expense was less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively and $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively.

7. Software Assets, Net

Software assets, net, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Internal use software	$17,168	$16,208
Less: accumulated amortization	(9,853)	(8,157)
Software assets, net	$7,315	$8,051

The following summarizes the future amortization expense as of September 30, 2024 (in thousands):

Three months ending December 31, 2024	$1,236
2025	3,615
2026	1,827
2027	637
$7,315

Amortization expense was $1.3 million and $3.7 million for the three and nine months ended September 30, 2024, respectively, and $1.1 million and $3.1 million for the three and nine months ended September 30, 2023, respectively.

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

Stock-Based Compensation

Options and Equity Grants Issued

The 2019 Equity Incentive Plan adopted in September 2019 (the “2019 Plan”) permitted the Company to grant non-statutory stock options, incentive stock options, and other equity awards to Exodus team members, directors, and consultants. The exercise price for options issued under the 2019 Plan is determined by the board of directors, but will be (i) in the case of an incentive stock option granted to an employee or consultant who owns stock representing more than 10% of the voting power of all classes of stock of Exodus, no less than 110% of the fair market value per share on the date of grant; or (ii) granted to any other team member or consultant, no less than 100% of the fair market value per share on the date of grant. The contractual life for all options issued under the 2019 Plan is 10 years.

The 2019 Plan authorized grants to issue up to 3,000,000 options (prior to the 2021 Employee Equity Redemption Plan) that are convertible into shares of authorized but unissued Class B common stock. As of September 30, 2024, there were 2,145,604 shares of Class B common stock options outstanding.

In August 2021, the Company also adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the Company to grant non-statutory stock options, incentive stock options and other equity awards, such as restricted stock awards, to Exodus team members, directors, and consultants. The exercise price for options issued under the 2021 Plan is determined by the board of directors, but will be (i) in the case of an incentive stock option granted to an employee who owns stock representing more than 10% of the voting power of all classes of stock of Exodus, no less than 110% of the fair market value per share on the date of grant; or (ii) granted to any other team member or consultant, no less than 100% of the fair market value per share on the date of grant. The contractual life for all options issued under the 2021 Plan is 10 years. The 2021 Plan initially authorized grants to issue up to 2,780,000 awards that are convertible into shares of authorized but unissued Class A common stock. Pursuant to the terms of the 2021 Plan, the Company may increase our share pool by 5% of our outstanding shares of capital stock each year. In 2023 and 2022, the total shares of our Class A common stock reserved for issuance increased by 1,875,000 shares for both periods and 132,936 shares in 2024 for a total of 6,662,936 shares of Class A common stock reserved under the 2021 Plan. As of September 30, 2024, there were 3,256,917 restricted stock units that are authorized and outstanding with a fair value of $49.2 million and 457 restricted stock units were vested but not yet issued.

Upon the approval of the 2021 Plan, the Company can no longer grant non-statutory stock options, incentive stock options, or other equity awards to Exodus team members, directors, or consultants under the 2019 Plan.

Terms of our share-based compensation are governed by the plan in which awards were issued.

The following table summarizes stock option activities for the nine months ended September 30, 2024 and 2023:

		Weighted
		Average
		Exercise Price
	Options	Price
Outstanding as of January 1, 2023	2,190,979	$2.40
Exercised	(300)	2.55
Forfeited	(22,628)	2.52
Outstanding as of September 30, 2023	2,168,051	$2.40
Outstanding as of January 1, 2024	2,156,632	2.40
Exercised	(10,726)	2.39
Forfeited	(302)	2.39
Outstanding as of September 30, 2024	2,145,604	$2.40
Vested and exercisable as of September 30, 2024	2,145,330	$2.40

We recognized stock-based compensation related to options and restricted stock units of $1.6 million and $5.8 million for the three and nine months ended September 30, 2024, respectively, and $1.3 million and $5.4 million for the three and nine months ended September 30, 2023, respectively.

Stock-based compensation is recorded on the Company’s condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$561	$643	$2,290	$2,339
General and administrative	1,038	690	3,468	3,056
Stock-based compensation	$1,599	$1,333	$5,758	$5,395

As of September 30, 2024, total unrecognized stock-based compensation expense was $4.4 million.

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

For the nine months ended September 30, 2024 and September 30, 2023, the Company recorded an income tax expense of $9.4 million and $1.0 million, on pre-tax income of approximately $55.4 million and $3.4 million, resulting in effective tax rates of 16.9% and 29.1%, respectively.

Our effective tax rate for the nine months ended September 30, 2024 was primarily impacted by the change in permanent differences, including the tax benefit from the foreign derived intangible income, and discrete items, including stock based compensation and tax effect of realized and unrealized digital asset gains and losses during the period. For purposes of recording the discrete tax expense related to digital assets, for the nine months ending September 30, 2024, realized gains or losses are recorded to the Company’s current taxes payable and unrealized gains and losses are recorded to the deferred tax liability based on current period activity. The effective tax rate for the nine months ended September 30, 2024 was primarily impacted by the change in permanent differences and discrete items, including the tax effect of digital asset gains and losses, specifically recognized in the period.

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

11. Fair Value Measurements

The Company’s financial assets are summarized below as of September 30, 2024 and December 31, 2023, with fair values shown according to the fair value hierarchy (in thousands):

	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
September 30, 2024
BTC	$114,030	$114,030	$-	$-
Treasury bills	45,768	45,768	-	-
Money market mutual funds	10,289	10,289	-	-
ETH	6,813	6,813	-	-
Other digital assets	4,024	4,024	-	-
Security token group investment	100	(A)	-	-
	$181,024
December 31, 2023
Money market mutual funds	$8,477	$8,477	$-	$-
Treasury bills	45,463	45,463	-	-
Security token group investment	100	(A)	-	-
	$54,040

(A) This investment is recorded at cost.

The Company invests in held to maturity treasury bills. Discount rates ranged from 1.2% to 2.5% and 0.4% to 2.6% as of September 30, 2024 and December 31, 2023, respectively. The Company held treasury bills with a maturity of greater than three months in other current assets in the amount of $43.2 million for both periods as of September 30, 2024 and December 31, 2023, respectively. The Company held treasury bills with a maturity of less than three months in cash and cash equivalents in the amount of $2.6 million and $2.3 million as of September 30, 2024 and December 31, 2023, respectively.

Assets and Liabilities Not Measured and Recorded at Fair Value

The Company’s financial instruments, including USDC, are carried at cost, which approximates their fair value. If these financial instruments were recorded at fair value, they would be based on Level 1 inputs.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic net income (loss) per share:
Numerator
Net income (loss), basic and diluted	$843	$(251)	$46,024	$2,391
Denominator
Weighted-average number of shares used in per share computation - Class A	6,396	4,060	5,314	3,804
Weighted-average number of shares used in per share computation - Class B	20,337	21,799	21,161	21,799
Basic net income (loss) per share - Class A	$0.03	$(0.01)	$1.74	$0.09
Basic net income (loss) per share - Class B	$0.03	$(0.01)	$1.74	$0.09
Diluted net income (loss) per share:
Denominator
Weighted-average number of shares used in diluted computation - Class A	9,840	4,060	8,733	7,291
Weighted-average number of shares used in diluted computation - Class B	22,485	21,799	23,314	23,799
Diluted net income (loss) per share - Class A	$0.03	$(0.01)	$1.44	$0.08
Diluted net income (loss) per share - Class B	$0.03	$(0.01)	$1.44	$0.08

13. Related Party Transactions

The company had no related party transactions for the nine months ended September 30, 2024. For the nine months ended September 30, 2023, related party transactions included:

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

•
$0.1 million of unrealized loss on investments was recorded on the condensed consolidated statements of operations and comprehensive income (loss) for both of the three and nine months ended September 30, 2023. This amount reflects the market adjustment of the shares held during the three and nine months ended September 30, 2023.
•
The Company’s relationship with tZERO ended on December 11, 2023.

14. Supplemental Disclosures of Cash Flow Information

The following is a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents (in thousands):

	September 30,
	2024	2023
Cash and cash equivalents	$26,547	$12,399
Restricted cash and cash equivalents (1)	83	-
Total cash, cash equivalents, and restricted cash and cash equivalents	$26,630	$12,399

(1) Restriction represents future contractual milestone payments and will be removed by December 31, 2024.

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

Our revenues are primarily derived from digital asset related transactions and consist of fees from third party API agreements. Our expenses primarily consist of:

•
Cost of revenues (primarily including software development, user support and security and wallet operations);
•
Amortization expense relating to software development; and
•
General and administrative expenses (primarily including administrative, legal, financial operations, information technology services, marketing and advertising expenses).

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

Known Trends and Uncertainties

Cloud based infrastructure expense - Cloud infrastructure expenses increased by $0.6 million and $2.5 million for the three and nine months ended September 30, 2024, respectively, compared to the corresponding prior year period. We anticipate increased cloud infrastructure expenses as the platform continues to grow due to increased database capacity and new users.

Investment in human capital - Costs related to investment in human capital (including recruiting costs, salary, incentive and compensation costs) increased $2.7 million and $7.3 million for the three and nine months ended September 30, 2024, respectively, compared to the corresponding prior year period. As the Exodus platform continues to expand, we anticipate the need to add more team members to accommodate the growth in our business, which is expected to materially increase both cost of revenues and general and administrative expenses as a result of the impact on the human capital costs described above. Human capital costs are also expected to increase due to the need to add additional team members to address compliance with the evolving regulatory environment.

Marketing expenses – Marketing-related costs increased $0.8 million and $1.3 million for the three and nine months ended September 30, 2024, respectively, compared to the corresponding prior year period. The increase in both periods was primarily due to increased spending on website advertisements targeted at the crypto space and on social platforms. To date, we have primarily focused on an organic growth-based marketing strategy. We continue to evaluate our marketing strategy and in the future may decide to refocus the current organic growth strategy in growing our user base to a more competitive approach, which would be expected to further increase marketing-related expenses.

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

Monthly active users were 1.6 million and 1.1 million as of September 30, 2024 and 2023, respectively, reflecting an increase of 0.5 million, or 40%. We believe the increase in MAUs was primarily attributable to a positive movement in consumer-related sentiment related to the cryptocurrency markets, leading to higher prices and increased trading activity. Our strategic focus remains on expanding our active user base, improving app features, and expanding our business-to-business partnerships. We believe that over the long term, interest in digital assets and digital asset markets will increase. However, during any given period, we cannot be certain that our MAU growth efforts will be effective or that interest in digital assets will increase.

Results of Operations

Results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
OPERATING REVENUES	$20,117	$11,980	$8,137	68	$71,485	$37,730	$33,755	89
COST OF REVENUES	11,333	7,738	3,595	46	32,804	21,730	11,074	51
GROSS PROFIT	8,784	4,242	4,542	107	38,681	16,000	22,681	142
OPERATING EXPENSES (INCOME)
General and administrative	8,466	4,598	3,868	84	25,575	14,585	10,990	75
Loss (gain) on digital assets, net	370	357	13	4	(39,197)	(285)	(38,912)	13,653
Total operating expense (income)	8,836	4,955	3,881	78	(13,622)	14,300	(27,922)	(195)
(Loss) Income from operations	(52)	(713)	661	(93)	52,303	1,700	50,603	2,977
OTHER INCOME
Staking and other income	146	-	146	n/m	701	-	701	n/m
Unrealized (loss) gain on investments	(133)	(171)	38	(22)	(219)	18	(237)	(1,317)
Loss on disposal of fixed assets	(36)	-	(36)	n/m	(36)	-	(36)	n/m
Interest income	1,026	811	215	27	2,668	1,715	953	56
Total other income	1,003	640	363	57	3,114	1,733	1,381	80
Income (loss) before income taxes	951	(73)	1,024	(1,403)	55,417	3,433	51,984	1,514
INCOME TAX BENEFIT (EXPENSE)	(108)	(178)	70	(39)	(9,393)	(1,042)	(8,351)	801
NET INCOME (LOSS)	$843	$(251)	$1,094	(436)	$46,024	$2,391	$43,633	1,825
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(637)	121	(758)	(626)	31	(129)	160	(124)
COMPREHENSIVE INCOME (LOSS)	$206	$(130)	$336	(258)	$46,055	$2,262	$43,793	1,936

Total revenue increased $8.1 million, or 68%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily driven by exchange aggregation revenue, which increased $6.9 million, or 62%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. See Note 3 Revenue Recognition for further details. Additionally, non-exchange aggregation revenue increased $1.2 million, or 163%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. For the three months ending September 30, 2024, revenue growth across all sources was primarily driven by an increase in user growth (as discussed under “Monthly Active Users” above) and expansion through our business-to-business partner initiatives. For the three months ended September 30, 2024, four API Providers accounted for more than 10% each of total revenue and collectively generated exchange aggregation revenue of $13.8 million. For the three months ended September 30, 2023, five API Providers accounted for more than 10% each of total revenue and collectively generated exchange aggregation revenue of $10.1 million. See Note 2 - Summary of Significant Accounting Policies, Concentration of Revenue.

Total revenue increased $33.8 million, or 89%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily driven by exchange aggregation revenue, which increased $29.3 million, or 83%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Additionally, non-exchange aggregation revenue increased $4.4 million, or 196%, compared to the nine months ended September 30, 2023. For the nine months ending September 30, 2024, revenue growth across all sources was primarily driven by an increase in user growth (as discussed under “Monthly Active Users” above) and expansion through our business-to-business partner initiatives. For the nine months ended September 30, 2024, four API Providers accounted for more than 10% each of total revenue and collectively generated exchange aggregation revenue of $50.6 million. For the nine months ended September 30, 2023, five API Providers accounted for more than 10% each of total revenue and collectively generated exchange aggregation revenue of $32.1 million. See Note 2 - Summary of Significant Accounting Policies, Concentration of Revenue.

Cost of revenues increased $3.6 million, or 46%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily due to a $1.1 million increase in team member compensation and benefit expense as a result of increased headcount, a $0.6 million increase in cloud infrastructure service costs due to increased database capacity needs as a result of the continued expansion of our platform and addition of new users, a $0.5 million increase in partner fee expense, a $0.2 million increase in subscription expenses, a $0.3 million increase in consulting expenses, a $0.5 million decrease in capitalized labor and a $0.2 million increase in software amortization expense.

Cost of revenues increased $11.1 million, or 51%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to a $3.7 million increase in team member compensation and benefit expense as a result of increased headcount, a $2.5 million increase in cloud infrastructure service costs due to increased database capacity needs as a result of the continued expansion of our platform and addition of new users, a $1.3 million increase in partner fee expense, a $0.6 million increase in subscription expenses, a $0.9 million increase in consulting expenses, a $0.6 million increase in software amortization expense and a $1.0 million decrease in capitalized labor.

General and administrative expenses increased $3.9 million, or 84%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily due to a $1.6 million increase in team member compensation and benefit expenses, a $1.5 million increase in legal and consulting expenses, a $0.8 million increase in meeting and travel expenses, a $0.7 million increase in marketing expenses, a $0.3 million increase in charitable donations and a $0.1 million increase in subscription expenses, partially offset by a $1.1 million decrease in foreign currency expense.

General and administrative expenses increased $11.0 million, or 75%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This increase was primarily due to a $3.5 million increase in team member compensation and benefit expenses, a $4.0 million increase in legal and consulting expenses, a $1.7 million increase in meeting and travel expenses, a $1.2 million increase in marketing expenses, a $0.3 million increase in subscription expenses, a $0.3 million increase in charitable donations and a $0.1 million increase in foreign currency expense.

During the three months ended September 30, 2024, the Company recognized net realized losses from exchange of digital assets of $0.7 million and net unrealized gains from remeasurement of digital assets of $0.4 million. Realized gains in 2023 were calculated using impaired balances compared to cost basis in 2024. For the three months ended September 30, 2023, the Company recorded a net impairment on digital assets of $0.4 million.

During the nine months ended September 30, 2024, the Company recognized net realized gains from exchange of digital assets of $5.1 million and net unrealized gains from remeasurement of digital assets of $34.1 million. For the nine months ended September 30, 2023, the Company recorded net gain on digital assets of $0.3 million.

Liquidity and Capital Resources

Overview

Our primary source of funds is from API fee revenues. Our primary use of funds is payment of our operating costs, which consist mostly of compensation and benefit expenses and security costs.

Source of Funds

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by operating activities	$(6,803)	$2,922
Net cash provided by (used in) investing activities	$24,741	$(10,503)
Net cash used in financing activities	$(2,684)	$(514)

Net Cash (Used In) Provided By Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024, was $6.8 million. The Company had net income of $46.0 million, $6.8 million deferred tax expense, $5.3 million in stock-based compensation and $3.9 million in depreciation and amortization, $0.2 unrealized loss on investments offset by $3.5 million in changes to working capital, $39.2 million net gain on digital assets due to market fluctuations and $23.8 million in other operating activities settled in digital assets and USDC which consisted of $70.9 million in revenue, reduced by $16.7 million in expenses, $2.9 million in expenses primarily related to accrued payroll and $27.1 million in conversions to cash.

Net cash provided by operating activities for the nine months ended September 30, 2023, was $2.9 million. The Company had net income of $2.4 million, $3.4 million in depreciation and amortization, $4.7 million in stock based compensation and $2.4 million in changes to working capital, partially offset by $9.6 million in other operating activities settled in digital assets and USDC (as discussed in Note 5 - Intangible Assets) and net gain on digital assets of $0.3 million.

Net Cash Provided By (Used In) Investing Activities

Net cash provided investing activities for the nine months ended September 30, 2024 was $24.7 million. This primarily consisted of $74.8 million of treasury bill redemption and $26.1 million provided by disposal of digital assets held, partially offset by $73.3 million invested in treasury bills, $2.5 million used in purchase of digital assets, $0.2 million used in the purchase of fixed assets and $0.2 million used in the purchase of a domain name.

Net cash used in investing activities for the nine months ended September 30, 2023 was $10.5 million. This primarily consisted of $69.3 million used in investment in treasury bills, partially offset by $58.8 million provided by redemption of treasury bills.

Net Cash Used In Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2024 was $2.7 million, which was used for the repurchase of shares of our common stock to pay employee withholding taxes as a part of our 2021 Plan.

Net cash used in financing activities for the nine months ended September 30, 2023 was $0.5 million, which was used for the repurchase of shares of our common stock to pay employee withholding taxes as part of the 2021 Plan.

Total Digital Assets and Liquid Assets

The following tables show the Company’s holdings of digital assets and cash and cash equivalents (including treasury bills with a maturity date of less than three months), USDC, and treasury bills with a maturity date of greater than three months.

The digital asset holdings as of September 30, 2024 and December 31, 2023 were (in thousands):

	Units	Cost basis	Fair Value
As of September 30, 2024
Bitcoin	1,800	$53,194	$114,030
Ethereum	2,617	4,849	6,813
Other	13,954,492	7,339	4,024
Digital assets		$65,382	$124,867
	Units	Carrying Value	Fair Value
As of December 31, 2023
Bitcoin	1,787	$32,262	$75,050
Ethereum	2,538	2,022	5,739
Other	4,625,187	726	2,443
Digital assets		$35,010	$83,232

The liquid asset holdings as of September 30, 2024 and December 31, 2023 were (in thousands):

	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
As of September 30, 2024
Cash and cash equivalents	$26,547	$26,547	$-	$-
USDC	5	5	-	-
Treasury bills	43,200	43,200	-	-
Total liquid assets	$69,752
As of December 31, 2023
Cash and cash equivalents	$11,376	$11,376	$-	$-
USDC	517	517	-	-
Treasury bills	43,151	43,151	-	-
Total liquid assets	$55,044

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Our investment policy and strategy related to our cash, cash equivalents, and treasury bills is to preserve capital and meet liquidity requirements without increasing risk. Our cash and cash equivalents consist of money market funds denominated in U.S. dollars, cash deposits, and treasury bills acquired with less than three months to maturity. Treasury bills outside of cash and cash equivalents include amounts acquired with three months to twelve months to maturity. Therefore the fair value of our cash, cash equivalents, and treasury bills would not be significantly affected by either an increase or a decrease in interest rates. A hypothetical 100 basis points increase or decrease in average interest rates applied to our daily balances held as of September 30, 2024 and September 30, 2023, would have resulted in a $0.7 million and $0.6 million increase or decrease, respectively, in interest earned on cash, cash equivalents, and treasury bills. The Federal Reserve has increased the Federal Funds Rate over 500 basis points since March 31, 2021 to control current levels of inflation and as of September 30, 2024, the Federal Funds Rate was 4.83%. A decrease in interest rates is possible. A hypothetical 500 basis points increase or decrease in average interest rates applied to our daily balances held as of September 30, 2024 and September 30, 2023, which hypothetical basis point increase corresponds closely to the increase of the Federal Funds Rate since early 2021, would have resulted in a $3.5 million and $2.8 million increase or decrease, respectively, in interest earned on cash, cash equivalents, and treasury bills.

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

We recognized net foreign currency losses of $0.2 million and $0.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively, in general and administrative expense, net in the condensed consolidated statements of operations and comprehensive income (loss). If an adverse 10% foreign currency exchange rate change was applied to total monetary assets, liabilities, and commitments denominated in currencies other than the functional currencies at the balance sheet date, it would not have a material impact on our financial results.

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

Foreign currency translation risk

Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. We recognized gains on translation adjustments, net of tax, of less than $0.1 million for the nine months ended September 30, 2024, compared to losses on translation adjustments, net of tax, of $0.1 million for the nine months ended September 30, 2023, in the condensed consolidated statements of comprehensive income (loss). As of September 30, 2024 and 2023, a 10% increase or decrease on foreign currency exchange rates for translation purposes would not have a material impact on our financial results.

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

Our management, with the participation of, and under the supervision of, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024 the Company’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting, as described below.

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

We believe that the steps detailed above, are substantially implemented and once successfully tested, will remediate the identified material weaknesses. In addition, the Company has created an internal audit function that has completed a risk assessment and scoping analysis with respect to internal control over financial reporting for the year ending December 31, 2024. Management plans to continue to evaluate the risk assessment and scoping analysis each quarter to help monitor the Company’s internal control environment as well as to help effectively identify and address any deficiencies. The Company has also performed a fraud risk assessment to help identify and evaluate fraud risks that may impact business processes.

Changes in Internal Control over Financial Reporting

Except as described above with respect to our remediation plan, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this item can be found in Note 10, “Commitments and Contingencies-Legal Proceedings” to our consolidated financial statements included in "Part I, Item 1" of this Report.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in the Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or Section 16 officer adopted, modified, or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

EXODUS MOVEMENT, INC.

Date:November 12, 2024	By:	/s/ James Gernetzke
James Gernetzke
Chief Financial Officer