Form 10-K
period 2024-12-31
Exodus Movement, Inc.
filed 2025-03-06
CIK 1821534

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42047

Exodus Movement, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	81-3548560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15418 Weir St. #333 Omaha, Nebraska (1)	68137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 992-2566

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.000001 per share	EXOD	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Based on the closing price of the Registrant’s Class A common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 28, 2024, the aggregate market value of its shares (based on a closing price of $17.00 per share) held by non-affiliates was approximately $38,239,800. Shares of the Registrant’s Class A common stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Class A common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2025, the Registrant had 9,138,615 shares of Class A common stock and 19,460,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

(1) We are a remote-first company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, communications may be directed to the listed address.

i

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Annual Report on Form 10-K. Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved. Forward-looking statements are generally identified by the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “forecast,” as well as variations of such words or similar expressions. Forward-looking statements include statements concerning:

•
our business plans and strategy;
•
projected profitability, performance, or cash flows;
•
future capital expenditures;
•
our growth strategy, including our ability to grow organically and through mergers and acquisitions (“M&A”);
•
anticipated financing needs;
•
business trends;
•
our capital allocation strategy;
•
liquidity and capital management; and
•
other information that is not historical information.

There are a number of risks, uncertainties, and other important factors that could cause our actual results to differ materially from those suggested by our forward-looking statements, including those set forth in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

We caution you that the risks, uncertainties and other factors referred to above and elsewhere in this Annual Report on Form 10-K may not contain all of the risks, uncertainties and other factors that may affect our future results and operations. Moreover, new risks will emerge from time to time. It is not possible for us to predict all risks. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected and you should not place undue reliance on our forward-looking statements.

All forward-looking statements in this Annual Report on Form 10-K apply only as of the date made, unless an earlier date is specified, and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. Except as required by law, we disclaim any intent to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

PART I

Item 1. Business.

Unless the context requires otherwise, in this Annual Report on Form 10-K ("report"), the terms “we,” “us,” “our,” the “Company,” and “Exodus” refer to Exodus Movement, Inc. and its wholly-owned subsidiaries, Proper Trust AG, 3ZERO, LLC ("3ZERO"), OSMIUM, LLC and Osmium Europe B.V. Additionally, references to our “Board” refer to the board of directors of Exodus Movement, Inc. Unless the context otherwise requires, references to “common stock” refer to our Class A common stock and our Class B common stock, collectively.

Our Company

We launched Exodus in 2016 to create a wallet that enables users to securely control and manage digital assets in an easy and straightforward way, without compromising users’ privacy or the security of their digital assets. Exodus’ mission is to help its wallet users (“users”) exit the traditional finance system through an un-hosted self-custodial platform (the “Exodus Platform”) that provides access to the world of decentralized finance and the power of blockchain. On desktop and mobile devices alike, Exodus delivers a simple, elegant, and intuitive experience where users can send, receive and store over 100,000 digital assets. Depending on availability and jurisdiction, users can also access the services offered and performed by various independent, third-party application programming interface (“API”) providers (“API Providers”), which include digital asset exchanging, fiat onboarding and staking for over 21,000 digital assets. In addition, the Exodus Platform integrates other third-party applications (“apps”), such as news apps.

We aim to enable our users to leverage the power of digital assets in an easy and straightforward way, without compromising their privacy or the security of their digital assets. Management believes we accomplish this by:

•
creating a platform designed for our users to retain full control over the digital assets held in their Exodus wallet by encrypting the private keys locally on our users’ personal devices (private key data is not retained by Exodus);
•
streamlining our users’ set up process by offering a range of self-custodial wallet options to hold users’ private keys (including hot and cold wallets);
•
providing quick access to the services offered and performed by our third-party API Providers;
•
hosting and maintaining our own robust server infrastructure to help enable maximum uptime for all digital assets on our platform;
•
integrating third-party apps seamlessly into our highly functional platform to provide our users with access to a rich ecosystem of ways to use and manage their digital assets, as well as providing us with potential additional avenues for monetizing our platform; and
•
providing timely support for users of our platform.

Exodus was founded by Jon Paul Richardson, our CEO and Chairperson of our Board, and Daniel Castagnoli, the President of our wholly-owned subsidiary, 3ZERO, and a member of our Board, and was incorporated in Delaware in July 2016. As of December 31, 2024, Messrs. Richardson and Castagnoli together control approximately 91% of the voting power of our outstanding common stock, and holders of our Class B common stock collectively control 96% of the voting power of our outstanding common stock. As a result, we are considered a “controlled company” within the meaning of the corporate governance standards of the NYSE American LLC (the “NYSE American”), the national exchange on which we list our Class A common stock, as described further in “Item 1A. Risk Factors – Risks Related to Ownership of Our Class A Common Stock - We are currently a “controlled company” and, as a result, qualify for and could rely on exemptions from certain corporate governance requirements.”

Our Industry

We operate in the Financial Technology (“FinTech”) subsector of the greater blockchain and digital asset industry. The following are descriptions of key technologies used in our industry:

Blockchain Technology—Blockchain technology utilizes an open, distributed ledger managed by a peer-to-peer network to record transactions between parties linked to the blockchain. The Bitcoin blockchain, and other blockchains such as those of Ethereum and Litecoin, can be thought of as public record books of digital asset transactions. These record books are “decentralized” in that they are copied and stored across a network of computers around the world.

For example, the Ethereum Blockchain is a distributed public blockchain network focused on running the programming code of decentralized applications. These decentralized applications use self-executing contracts, also known as smart contracts, to seamlessly facilitate activities on the Ethereum Blockchain. The smart contracts on the Ethereum Blockchain are powered by Ether, the Ethereum Blockchain’s native digital asset, which is also traded as a cryptocurrency.

Accessing multiple blockchains and decentralized applications typically requires downloading complicated software specific to each blockchain and requires configuration decisions executed by technically skilled specialists. Methods of storing and leveraging digital assets are fragmented across multiple platforms compared to a traditional single hub. As a result, blockchain technology has a reputation of being difficult to access and use, and many of the current options for managing digital assets do not provide integrated or seamless solutions. Exodus and the API Providers Exodus contracts with allow users to access multiple blockchains through the API Providers’ platform.

Digital Assets—Digital assets include assets that are digitally represented on the blockchain such as tokens, non-fungible tokens (“NFTs”) and cryptocurrencies.

Cryptocurrency—A cryptocurrency is a type of digital asset that exists on a particular blockchain and can be moved from one party to another party on that blockchain. On the Exodus Platform, cryptocurrency is held directly by its owners and is immediately transferable, subject to applicable jurisdictional law.

There are five primary categories of cryptocurrency:

1.
Store of value or “payment” cryptocurrencies: Store of value or “payment” cryptocurrencies are primarily used to pay for goods and services and are often considered a substitute for gold, cash or forms of electronic payment. Merchants have begun to accept these types of cryptocurrencies as payment, although overall adoption for retail and commercial services is currently limited and the cryptocurrency is often converted to a fiat currency, such as the U.S. dollar, immediately upon acceptance by the merchant. Examples of store of value and payment cryptocurrencies are Bitcoin and Litecoin;
2.
Cryptocurrencies that are part of blockchain economies: Cryptocurrencies that comprise part of a blockchain economy or blockchain platform, and typically have more functionality than a payment currency. Blockchain economies or platforms permit the use of the cryptocurrency to create other digital assets or tokens, run decentralized applications on the blockchain platform, and build various types of functionality and features on the blockchain platform. Examples of cryptocurrencies that are part of blockchain economies include Ether (“ETH”), EOS and TRON;
3.
Privacy Coins: Privacy coins are cryptocurrencies created to focus on privacy and security. Privacy coin transaction details are typically encrypted, so that only the sender and receiver of the coins knows how many coins were involved in the transaction. In addition, the balance of a privacy coin wallet is known only to the owner of the wallet and cannot be viewed on the public blockchain record. An example of a privacy coin is Monero. While privacy coins may be beneficial to some, for example, individuals making donations that involve privacy concerns, the anonymity of privacy coins has led some jurisdictions to ban them in an effort to limit potential future use, illicit financing and other criminal activity. See “Item 1A. Risk Factors – Risks Related to Our Business – Our platform or our API Providers’ platforms may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams, which could adversely affect our business.”;
4.
Utility Tokens: Utility tokens are digital tokens run on a blockchain platform that are used solely to “pay for” or “power” products or services on that specific platform. Examples of utility tokens include Golem and Basic Attention Token; and
5.
Stablecoins: Stablecoins are cryptocurrencies whose value is connected to an asset that is not expected to significantly fluctuate in value. Different stablecoins have adopted different methods of stabilization. Examples of stablecoins are U.S. Dollar Coin (“USDC”), Tether, and DAI. While stablecoins are meant to maintain a stable value, stablecoins are not risk-free and are not immune to fluctuations in price. A range of factors may cause stablecoins to depeg from the pegged value, including supply and demand, market volatility, market confidence and adoption, liquidity risk and technology risk. As a result, the possibility still exists for stablecoins to fluctuate significantly in value over time, particularly where those stablecoins are connected to fiat currencies that experience fluctuations, such as the decreasing value of the U.S. dollar due to inflation.

Each cryptocurrency is stored on a particular blockchain. The blockchain used by each cryptocurrency keeps a record of the blockchain address and the amount of cryptocurrency held at a particular address. A private key is required to access the cryptocurrency held at any single address.

Private and Public Keys—Digital asset “keys” enable users to manage digital assets on the blockchain. All transactions occurring on the blockchain are available for anyone to see. There are two types of keys: public keys and private keys. Transactions are identified publicly by the participants’ public keys, and participants use their private keys to verify their identity as the rightful owner of the assets associated with their public keys.

•
Public keys: A public key is an address that can be used to send and receive digital assets – it is analogous to an email address. Public keys identify a particular blockchain address, but do not enable that address to be unlocked. Instead, public keys act like a mailing address. If you want to receive a digital asset, you must provide the other party with a public key.
•
Private keys: A private key is a code that allows the owner to access digital assets located at a particular blockchain and manage the digital assets associated with the public key – it is analogous to a password. If the holder of the digital assets loses or shares a private key, the holder’s digital assets are at risk.

Key Management Solutions: Custodial vs. Self-Custodial—The person or entity that holds the private key for a public wallet address controls the assets stored in that wallet. Private key management solutions generally fall into two broad categories: custodial and self-custodial key management.

Within a custodial key management structure, a company or platform generates the private keys for their users’ wallets and administers any and all digital assets sent to the addresses tied to those private keys. Custodial key management solutions become custodians of their users’ digital assets and in that respect are extremely similar to centralized banks.

Self-custodial key management is a solution in which a person or entity generates and secures their own private keys, using software or other means, and administers all digital assets that are sent to the address tied to those private keys. Self-custodial key management solutions are not custodians of digital assets in their users’ wallet, but are merely repositories for the digital assets, similar to the way a physical safe or leather wallet provides a means for people to secure their own wealth. Users are solely responsible for securing the digital assets and the associated cryptographic key information and protecting them from loss, theft or other misuse. See “Item 1A. Risk Factors – Risks to Our Business – Our platform or our API Providers’ platforms may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams, which could adversely affect our business.”

While the majority of people use custodial key management solutions, we believe that custodial key management solutions serve merely as a temporary bridge between traditional institutionalized financial systems and the financial freedom offered by complete self-custodial control over one’s digital assets.

Blockchain-based Financial Technology—Although the traditional banking system does offer protection against theft through devices such as Federal Deposit Insurance Corporation (“FDIC”) insurance in the United States, banks are typically subject to regulation that provides governmental entities with the ability to freeze or take control of a customer’s bank assets.

Self-custodial holding of digital assets offers consumers a payment option that does not rely on the traditional banking system. We believe that as more people begin to hold digital assets, they will look for new ways to interact with their digital assets. We believe that digital assets have significant advantages over traditional fiat currency, particularly when used on self-custodial platforms. Unlike fiat currency held in traditional banks, digital assets on self-custodial platforms are designed to be available without limited operating hours, restrictions on when markets open and close, or bank holidays. Digital assets can also be transferred in real time, as the underlying technology is designed to avoid lengthy settlement periods, and often with no or low fees. However, transfer fees and settlement times can vary depending on various factors, such as network congestion. If transactions are successfully completed, digital assets will always end up at the wallet address to which they are sent with a proof of receipt forever etched in the blockchain, which functions as a public ledger. Most importantly, holders of digital assets that are self-custodial maintain full control of their digital assets. Users of self-custodial systems do not need to rely on any bank or custodian entity to provide access to their own assets.

Wallets—Wallets are a software-based technology that allows users to manage their private keys that grant access to the blockchain addresses where their digital assets are stored. They do not actually store digital assets the way one might store a twenty-dollar bill in a physical leather wallet. Rather, the digital assets remain stored at a particular blockchain address on the relevant blockchain, as described above in “—Private and Public Keys.”

There are two recognized categories of wallets: hot wallets and cold wallets. Hot wallets are connected to the internet in some way and typically reside on a website, desktop or inside a mobile phone, with the holder’s private keys stored digitally. Typing one’s private key into a hot wallet will “unlock” the digital assets stored at the address identified by the private key so the user can then access the digital assets. Cold wallets are physical devices, not connected to the internet, that store the holder’s private keys. Generally, digital assets stored in hot wallets are more easily accessible; however, access to the internet means that the user must maintain effective internet security practices to protect their wallet. On the other hand, the downside to using cold wallets is that they are not as easily accessible and are typically used only for long-term storage of digital assets.

Often wallets have cumbersome interfaces, better suited to people who are very familiar with coding and computer processing than to consumers who want a straightforward, easy-to-use interface. For example, the private key that our users must enter to utilize the digital assets in their wallets on the Exodus Platform is an alphanumeric code with hundreds of digits, which, if lost, renders the assets in the wallets lost. In addition, many other wallets do not cover a sufficiently wide variety of digital assets, thereby requiring customers to maintain different wallets for different digital assets. For wallets that offer services such as the exchanging of one digital asset for another, these services may be difficult to use. Most significantly, wallets are often maintained by centralized exchanges, where the company that controls the technology of the wallet holds onto the private keys, which gives the wallet creator control over the digital assets that can be accessed with those private keys.

In recent years, the SEC and U.S. state securities regulators have stated that certain digital assets or digital asset products may be classified as securities under U.S. federal and state securities laws. Given the fact-intensive nature of the “security” analysis under the applicable legal standard, there is a lack of certainty with respect to whether a particular digital asset, product, or service will be deemed to be a security by the SEC or by U.S. federal or state courts. A number of enforcement actions and civil lawsuits have been brought against developers, sponsors and issuers of digital assets and digital asset products, as well as against trading platforms that support digital assets, in which the SEC has taken the position that certain digital assets are securities, including certain digital assets supported by the Exodus Platform. These digital assets include, but are not limited to, Binance USD (BUSD), Solana (SOL), Cardano (ADA), Polygon (MATIC), Cosmos (ATOM), The Sandbox (SAND), Decentraland (MANA) and Axie Infinity (AXS). Several foreign governments have also issued similar warnings cautioning that certain digital assets, including certain digital assets supported by the Exodus Platform, may be deemed to be securities under the laws of their respective jurisdictions. For more information regarding the regulatory environment of our industry, see “Item 1. Business – Regulatory Environment.” See also “Item 1A. Risk Factors – Risks Related to Regulation – Certain digital assets traded using third-party services integrated within our platform or other programs could be viewed as “securities” for purposes of federal or state regulations and could subject us to regulatory scrutiny, inquiries, investigations, fines and other penalties.”

Our Products and Services

Exodus has developed proprietary software, the Exodus Platform. Since the creation of the Exodus Platform, it has been downloaded over 15.7 million times as of December 31, 2024 and was downloaded approximately 3.3 million times during 2024. We offer all versions of the Exodus Platform to users as a free download. The Exodus Platform currently supports fungible cryptocurrency assets ledgered on public blockchains as well as non-fungible tokens ledgered on public blockchains. On desktop and mobile devices alike, Exodus delivers a simple, elegant, and intuitive experience where users can send, receive and store over 100,000 digital assets. Users can also access the services offered and performed by our API Providers that allow users to engage in services such as digital asset exchanging, fiat onboarding and staking products for over 21,000 digital assets. When signing up for an account on the Exodus Platform, among other requirements, users must certify that they are at least 18 years of age (if a natural person), agree to our Terms of Service, and have read our privacy policy.

Products Offered Directly on the Exodus Platform

The products we offer directly through the Exodus Platform include storing, sending, and receiving digital assets through the wallet functionality. Our users are able to send digital assets by inputting a public blockchain address and an amount to transfer, and are able to receive digital assets by providing the sending party with the users’ own public blockchain address. The Company’s involvement in these transfers is generally limited to providing a visual interface to access the blockchain. We do not take possession of the user’s assets and have no access to the user’s public or private keys. Instead, we apply a streamlined interface to the services provided by third-party API Providers. Exodus and our wholly-owned Swiss subsidiary, Proper Trust AG, enter into API agreements with these third-party providers that serve both U.S. and non-U.S. users. We have two international subsidiaries, Proper Trust AG and Osmium Europe B.V. Once operational, we expect Osmium Europe B.V. to handle European fiat onboarding agreements.

We also provide consulting services, such as wallet design, and other services, such as lightning network wallet services. See “Note 2—Summary of Significant Accounting Policies—Revenue Recognition” to our consolidated financial statements included in this report.

The Exodus Platform supports network forks on a per-fork basis and only where it makes sense for our business and our users to do so. When determining whether the Exodus Platform will support a network fork, we evaluate various metrics, including feedback from our users and our API Providers, social engagement, and the projected overall market demand for the fork. Exodus informs users as soon as practical after it becomes aware of future supported forks through knowledge base articles and/or messaging within the Exodus Platform itself. In the event Exodus does not support a fork, a user can access the unsupported fork by using a competitor’s wallet platform that does support the fork by importing their private key or mnemonic seed phrase into that competitor’s wallet. Exodus does not currently inform users of airdrops and currently has no plans to do so in the foreseeable future.

Pricing Information Offered Directly on the Exodus Platform

The Exodus Platform provides users with information on digital asset prices and other relevant market data, such as news articles and historical pricing where available. This information is independent from the actual digital asset price presented by third-party API Providers in connection with a potential transaction. Exodus does not charge users to access this pricing information, which comes from two industry-leading pricing services. CoinMarketCap, the primary provider; and Coingecko, the secondary provider. Exodus uses a third pricing service, CryptoCompare, as an additional verification source but does not display pricing information from CryptoCompare. The Exodus Platform defaults to displaying digital asset prices using the primary provider’s pricing information. The Exodus Platform will only use the secondary provider’s price in place of the primary provider’s price if there is a material variance between the primary and secondary providers’ prices, and certain other conditions are met. A material variance exists if the primary provider’s price differs by 15% or more from the secondary provider. To check for material variances, the Company uses an algorithm to compare the primary and secondary providers prices for each digital asset every 60 seconds. If there is no material variance between the primary and secondary providers’ prices, the Exodus Platform will display the primary provider’s price. If there is a material variance between the primary and secondary providers’ prices, the Exodus Platform will display the secondary provider’s price, but only after the algorithm confirms no material variance (15%) exists between the secondary provider’s price and the price provided by the additional verification source, CryptoCompare. In addition to checking for material variances between two providers, the Exodus Platform also checks for widespread variances that may occur, for example, due to a widespread outage across multiple service providers. A widespread variance is considered to exist if there is a 2% variance in price across the primary and secondary providers and the additional verification source. In this case, the Exodus Platform will continue to show the primary provider’s most recently available price before the 2% variance occurred and until such 2% variance no longer exists, with the algorithm checking every 60 seconds.

This comparison process is designed to avoid inaccurate data from a single source. We believe that offering pricing services on the Exodus Platform simplifies the user experience as compared to other wallets that do not provide a pricing service. However, because the pricing information on the Exodus Platform is made available to any user, users may use the Exodus Platform solely for this pricing information and may not otherwise engage in transactions with our third-party API Providers.

\Services Offered and Performed by Our API Providers

We serve third-party API Providers by integrating their services such as digital asset exchanging, fiat onboarding, staking products and sending and receiving functionality into the Exodus Platform through an API agreement. Our business is dependent on the successful integration of these third-party API Providers as the majority of our revenue is earned by charging API Providers fees for services offered to our users. For services offered by API Providers to persons located in the United States, we charge fees based on a volume-based, tiered monthly subscription structure payable to us in arrears once a month. For services offered by API Providers to persons located outside the United States, we generally utilize a transaction-based structure to charge API Providers a percentage of the underlying value of the digital asset transaction. We expect to continue our subscription-based model for services offered by API Providers to persons located in the United States.

While we do not engage in trading of digital assets on our platform or otherwise engage in the business of effecting transactions in securities for the account of others on our platform, we receive compensation from the API Providers that have connected to our Exchange Aggregator. It is possible that a receipt of compensation based on the percentage of digital assets exchanged could be deemed to be the receipt of transaction-based fees for facilitating transactions in unregistered securities, and that we could be found to be facilitating or engaged ourselves and in violation of the federal and state securities laws, which could have a negative effect on our business, financial condition and results of operations. Historically, approximately 24% of our active users have been located in the U.S. at any given time. See “Item 1A. Risk Factors – Risks Related to Regulation – Regardless of the revenue structure for our Exchange Aggregator, we could be deemed a broker-dealer because certain digital assets on the Exodus Platform may currently be deemed to be securities, and we would likely experience difficulty in complying with the broker-dealer financial responsibility rules.”

Exodus or its subsidiaries maintains agreements with each individual API Provider. Both the transaction-based and subscription-based API agreements that generate substantially all of our total revenue have indefinite terms and may be terminated by us or the counterparty exchange at any time, and without damages, upon seven days’ prior written notice. API agreements generating a small percentage of our total revenue have similar termination provisions but contain longer termination notice periods, e.g., thirty days. Either party may also immediately terminate the agreement in the event of a breach of law or uncured breach of contract, including by, negligence, recklessness, or willful or fraudulent misconduct by, or the bankruptcy of the other party, or if the API integration becomes prohibited by applicable law, regulation, rule or directive. In the event of such termination, our agreements with transaction-based providers mandate that the API Provider pay all outstanding fees for completed services. The form of API agreements (both the form U.S. agreement and the form international agreement) are attached as exhibits to this Annual Report on Form 10-K. Our API Providers as of December 31, 2024 are set forth in the table below, including the jurisdiction of each and the services provided to users of our platform by each, including whether the API provides such services to U.S. persons. We also maintain a list of our API Providers in our Terms of Use, which we update on a periodic basis. Our Terms of Use is available through the “Terms of Use” link located at the bottom of our website at www.exodus.com. The information on our website is deemed not to be incorporated in this Annual Report on Form 10-K.

API Provider	Service Provided	U.S. and/or INTL(1)	Jurisdiction
1inch	Exchange Aggregation	INTL	British Virgin Islands
Aeroswap	Exchange Aggregation	U.S. and INTL	British Virgin Islands
ChangeHero	Exchange Aggregation	U.S. and INTL	Hong Kong
Changelly	Exchange Aggregation	INTL	Hong Kong
ChangeNow	Exchange Aggregation	U.S. and INTL	Saint Vincent and Grenadines
Cripto InterCambio	Exchange Aggregation	U.S. and INTL	Seychelles
Dexhunter	Exchange Aggregation	U.S. and INTL	Saint Vincent and Grenadines
Exolix	Exchange Aggregation	U.S. and INTL	Ukraine
Jupiter	Exchange Aggregation	U.S. and INTL	Singapore
LI FI	Exchange Aggregation	U.S. and INTL	Germany
n.Exchange	Exchange Aggregation	INTL	Republic of the Marshall Islands
Rango	Exchange Aggregation	U.S. and INTL	Dubai, UAE
SimpleSwap	Exchange Aggregation	U.S. and INTL	Saint Vincent and Grenadines
Switchain	Exchange Aggregation	INTL	Republic of the Marshall Islands
Everstake	Staking	INTL	England (2023)(2)
Blockchain.com	Fiat Onboarding	U.S. and INTL	USA
CoinMe	Fiat Onboarding	U.S.	USA
MoonPay	Fiat Onboarding	U.S. and INTL	Singapore
Onramper Technologies	Fiat Onboarding	U.S. and INTL	Netherlands
PayPal, Inc.	Fiat Onboarding	U.S.	USA
Ramp Swaps	Fiat Onboarding	U.S. and INTL	England
Robinhood	Fiat Onboarding	U.S.	USA
Sardine	Fiat Onboarding	U.S. and INTL	USA
Bitrefill	Affiliate Revenue	U.S. and INTL	Sweden
Magic Eden	Affiliate Revenue	U.S. and INTL	USA
Trezor	Affiliate Revenue	INTL	Czech Republic
Wallet of Satoshi	Affiliate Revenue and P2P Sending/Receiving(4)	INTL in (2023)(3)	Australia

(1)
API Providers are subject to legal and regulatory restrictions depending on the laws of the jurisdictions in which they operate. Services offered by API Providers may vary by jurisdiction, including variances in the number and type of services offered by API Providers to persons located outside of the U.S. as compared to services offered to persons located within the U.S. For example, MoonPay offers Uniswap (UNI) to its non-U.S. customers but does not offer UNI in the United States. In addition, even within the United States, services offered by API Providers may vary from state to state depending on applicable law. We have no control over an API Provider’s decision to provide certain services in a specific jurisdiction or over an API Provider’s decision to discontinue providing services in any jurisdiction.
(2)
In 2023, Everstake moved its jurisdiction from Ukraine to England.
(3)
In 2023, Wallet of Satoshi ceased its U.S. operations.
(4)
The Lightning wallet offered through the Exodus Platform is provided by a custodial third-party API provider, Wallet of Satoshi (WOS). The Lightning Network is a system for payments that operates as a layer 2 protocol for the Bitcoin network and aims to provide fast transactions between participating nodes, as well as better efficiency and scalability. WOS provides the Lightning wallet function through the Exodus Platform, including peer-to-peer sending and receiving

(P2P Sending/Receiving) of Lightning Network payments. We receive a fee in connection with WOS providing the Lightning wallet function through the Exodus Platform.

The principal services offered and performed by our API Providers are described below.

Exchange Aggregation—The Exodus Platform is accessible through our desktop, browser extension, and mobile platforms where users may access the services that are offered and performed by our API Providers that allow users to engage in digital asset exchanges for over 21,000 digital assets without having to access centralized exchanges or trade across multiple order books, depending on API Provider, availability and jurisdiction.

Exodus’ API Providers provide the connection with the exchanges, and the Exchange Aggregator essentially eliminates the interim step of converting the digital asset to Bitcoin (or other intermediate digital asset). By removing this interim step, the Exchange Aggregator is designed to increase the likelihood that users will receive the best pricing, liquidity and order fulfillment time as compared to users that manually search across multiple third-party API Providers, which are typically non-U.S. third-party exchanges and Decentralized Finance (DeFi) platforms that use blockchain technology and cryptocurrency to manage financial transactions through peer-to-peer relationships instead of centralized institutions. For example, without the Exchange Aggregator, if a user seeks to swap Bitcoin for Ether on a centralized exchange, a user may be required to first swap Bitcoin for USDC and then swap USDC for Ether. During this two-step process, it may be more likely that pricing, liquidity and order fulfillment time may fluctuate across multiple third-party API Providers. The Exchange Aggregator essentially eliminates this interim step and enables users to swap/exchange one supported digital asset (e.g., Bitcoin) for another (e.g., Ether).

The API Provider selected for each swap request is determined by an algorithm developed by Exodus, but Exodus has neither control nor discretion over any specific user transaction and users are free to consummate digital asset transactions away from the Exodus platform. The algorithm identifies which API Providers support the asset pair (not every API Provider offers services for all 21,000 digital assets) and which API Provider provides the best pricing. The user that requests the Exchange Aggregator to provide proposed trade pricing information receives a message specifying how much of the swapped asset they will receive in exchange for the user’s original digital asset, and the fees to be charged by the API Provider. Users may utilize the digital asset pricing information independently offered on the Exodus Platform to compare an API Provider’s proposed trade pricing information the user receives through the Exchange Aggregator. Once a user “clicks” on the Exchange Aggregator to connect with an API Provider exchange that is algorithmically selected to complete the desired swap, Exodus has no further involvement or role in the ultimate transactions that occur between users and API Providers. Moreover, Exodus does not know, or independently conduct diligence with respect to, the third parties with which our API Providers contract, including the exchanges and market makers with which our API Provider’s contract to support the services they provide to their users (including any users from the Exodus Platform), and Exodus does not know the jurisdictions in which those third parties operate. As a result, we cannot assure users as to the processes and procedures our API Providers use to engage such third parties, which exposes Exodus Platform’s users to risk that such third parties may fail to operate as reasonably expected. See “Item 1A. Risk Factors – Risks Related to Our Business – We do not conduct diligence with respect to the exchanges, market makers and other third parties our API Providers may contract with to conduct the services they provide to our users.”

Once the user agrees to the pricing, the API Provider will process a user’s order (usually in under an hour), the user will transfer its digital assets to the API Provider in accordance with the API Provider’s terms of service and internal operations and the API Provider will deliver the exact amount of the new digital asset to the user’s Exodus Wallet minus the API Provider’s fees. The API Providers’ fees are determined solely by each API Provider and are inclusive of the costs associated with transferring digital assets from the user’s wallet to the API Provider. The Exchange Aggregator searches for the best pricing (inclusive of the API Provider’s fee), liquidity and order fulfillment time and passes through the pricing information to the user. The Exchange Aggregator does not support fiat currencies, and the Exchange Aggregator will not enable the exchange of fiat currency for digital assets or the exchange of digital assets for fiat currencies. The Exchange Aggregator does not support NFT exchanges. For a digital asset to be supported by the Exchange Aggregator, pricing must be available. An updated list of Exodus’ API Providers is available within the terms of service located on Exodus’ website.

Since the creation of the Exodus Platform, our users have used our API Providers’ services to swap approximately $18.0 billion of digital assets as of December 31, 2024. During 2024, our users used our API Providers’ services to swap approximately $5.7 billion of digital assets. See “Note 3—Revenue Recognition” to our consolidated financial statements included in this report for more information on the Company’s revenues disaggregated by geography, based on the addresses of the Company’s API Providers.

Fiat on and off-ramps—Fiat on-ramps, powered by API Providers such as Ramp network, facilitate an exchange for users to buy digital assets with fiat currency through bank transfer, credit or debit card and Apple Pay. Where available, users can access these services to use 28 different fiat currencies, including major currencies such as the U.S. dollar, EURO, and British Pound

Sterling, to buy digital assets. Through our API Providers, users can sell digital assets for fiat currency and transfer such currency to their bank account utilizing the off-ramp, which is currently powered by API Providers such as MoonPay and Sardine. Users can exchange U.S. dollar, EURO, and British Pound Sterling for digital assets via MoonPay where available.

The Company is not responsible for the fulfillment of any transactions between the user and an API Provider, the availability of specific digital assets or fiat currencies, or the pricing related to any transaction between the user and an API Provider. The Exodus interface uses information supplied directly by our API Providers to display users with the fiat currencies they may use to purchase supported digital assets and the digital assets that users may exchange for supported fiat currencies. Users can use the Exodus Platform to preview a desired fiat on and off-ramp transaction by entering the specific amount of fiat currency they wish to use to purchase the desired digital assets, or the amount of a digital asset they wish to exchange for their desired fiat currency. Our API Providers make decisions as to which digital assets and fiat currencies they support and, as a result, our users’ ability to transact in a particular fiat currency or digital assets, as the case may be, depends on whether one or more API Providers supports a particular digital asset or fiat currency. Further, digital assets and fiat currencies offered by API Providers are subject to change, and previously supported digital assets or fiat currencies may become unavailable to users.

When a user desires to proceed with the purchase of digital assets with, or the exchange of digital assets for fiat currency, the Exodus interface connects the user with our third-party API Providers to carry out the transaction. The user leaves the Exodus platform and is sent to the API Provider’s platform. To effectuate a transaction, a user must have an established account with the applicable API Provider, including completing the specific API Provider’s KYC process, see “Item 1. Business – KYC and KYB Programs – KYB Program For API Providers and Vendors.”

If the user is selling digital assets for fiat currency:

(1)
Once the user establishes an account with the API Provider, including providing the relevant banking information, the user may then confirm the fiat currency and digital assets it desires to transact in and the API Provider provides the user with proposed pricing information to effectuate the exchange. API Provider pricing information, including the fees charged to users for services, are determined by the API Provider on a transaction-by-transaction basis and may be subject to change based on the contractual terms between the user and API Provider. As a general matter, the API Provider will present the user with a total price to consummate the transaction. That total price provided to the user will generally include an overview of the following individual amounts: (a) the amount of the digital asset to be sold; (b) the total amount of fiat currency to be received upon the sale of the specified digital assets; (c) the fiat currency to digital asset exchange rate; and (d) any applicable fees associated with the transaction, including the fees associated with the cost of transferring such digital assets.
(2)
The user then decides if they want to fulfill the order.
(3)
If the user is exchanging digital assets for fiat currency, the API Provider returns an address where the digital assets should be sent, along with the amount of digital assets the user must send. The user signs a transaction that sends their digital assets to the API Provider, which are stored on the relevant blockchain, initiating the exchange of the digital asset for fiat currency.
(4)
The API Provider will deposit the fiat currency into the bank account provided by the user.

If the user is buying digital assets with fiat currency:

(1)
Once the user establishes an account with the API Provider, including providing the relevant banking information, the user may then confirm the fiat currency and digital assets it desires to transact in and the API Provider provides the user with proposed pricing information to effectuate the exchange. Pricing information, including the fees charged for its services, are determined by the API Provider and may be subject to change based on the contractual terms between the user and API Provider. As a general matter, the total price provided to and paid by the user will generally include an overview of the following individual amounts: (a) the digital asset to fiat currency exchange rate; (b) the amount of digital assets to be received upon purchase with the corresponding fiat currency; and (c) any applicable fees associated with the transaction, including any fees associated with the cost of transferring digital assets.
(2)
The user then decides if they want to fulfill the order.
(3)
If the user is exchanging fiat currency for digital assets, the API Provider receives the deposit address, or public key, from the user through the API for the specific digital asset the user desires to purchase (e.g., ETH).
(4)
The API Provider initiates the authorized transfer of fiat currency from the bank account provided by the user.

Once the fiat payment is complete, the API Provider sends the digital assets to the user’s Exodus wallet.

Staking—Staking allows users to “stake” supported digital assets held in their Exodus wallets by participating in blockchain validation through a third-party API Provider, Everstake. Everstake is a self-custodial staking platform, which means it is designed to allow users to maintain possession over their assets while staking and the terms of the staking products are only the terms immutable to the specific blockchain. Users can instruct Everstake to unstake most supported digital assets at any time. However, users can only access or withdraw staked digital assets once the unstaking period is complete. The unstaking period refers to the time period between the initial unstaking instruction and the point in time when digital assets become available to transfer or sell following an instruction to unstake. This varies depending on the specific blockchain. Customers may not be eligible to earn staking rewards during the unstaking period. For example, in accordance with the parameters of the Cosmos (ATOM) blockchain, users staking Cosmos (ATOM) are required to wait 21 days from the unstaking instruction date before they can access or withdraw their Cosmos (ATOM) coins. Staking for the following assets is available through Everstake: Ethereum, Solana, Tezos, Cardano, Aptos, Polygon, Cosmos, Kava, Injective, Axelar, and Osmosis. Exodus receives a monthly subscription fee from Everstake. In accordance with the parameters of both the Ontology and VeChain blockchains, staking occurs on-chain without any involvement from Exodus or Everstake, and as a result, we do not receive any fees when users stake their digital assets on the Ontology and VeChain blockchain. Users who hold Algorand must stake through the Algorand governance portal, and we do not receive any fees for any digital assets staked through the Algorand governance portal.

Auto restaking is a feature that allows users to pre-authorize staking of rewards earned on assets without manually claiming and restaking their rewards. Auto restaking on the Everstake platform is available for the following digital assets: Cosmos (ATOM), Kava (KAVA), Injective (INJ) and Osmosis (OSMO). Using ATOM as an example, if a user enables auto restaking, its earned ATOM rewards will automatically be staked when its wallet has at least 0.25 ATOM in unclaimed rewards without manually claiming and restaking its rewards. If a user has more than 0.25 ATOM in unclaimed rewards in its wallet, they will automatically be staked. Because this restaking is a pre-authorization of blockchain transactions in accordance with the staking protocols of the blockchain, the user will incur standard blockchain network fees, but there are no fees charged by Everstake or Exodus in connection with this pre-authorization. While auto restaking is active, users cannot manually claim rewards, but if users prefer to manage their ATOM rewards manually, they can disable auto restaking at any time. Auto restaking will expire after 1 year, at which point users will be prompted to enable it again.

Specific Blockchain Design Elements For Proof of Stake Digital Assets
Digital Asset	Time Period Between Unstaking Instruction and Completion of Unstaking Period, According to the Rules of the Underlying Blockchain
Ether	Approximately 5-10 Calendar Days
Solana	Approximately 4-8 Calendar Days
Tezos	Instant
Cardano	Instant
Aptos	Up to 30 Calendar Days
Polygon	Approximately 3-4 Calendar Days
Cosmos	21 Calendar Days
Kava	21 Calendar Days
Injective	21 Calendar Days
Axelar	Up to 7 Calendar Days
Osmosis	14 Calendar Days
Ontology	Approximately Between 16 hours and 41 Calendar Days
VeChain(1)	N/A Unstaking Not Required
Algorand(2)	N/A Unstaking Not Required

(1)
In accordance with the parameters of the VeChain blockchains, digital asset “staking” happens passively, and staking rewards are automatically distributed to all users of VET so long as the user’s wallet supports VET. The Exodus wallet supports VET. In light of VET’s blockchain protocol, VET holders are not required to stake or unstake these digital assets.
(2)
Algorand staking requires participation in the Algorand community governance process. To receive staking rewards pursuant to this process, users must participate in the governance process for at least three months, but users retain full access to their Algorand during this time period.

According to the design of the underlying network staking protocols, the holder determines the amount of digital assets to stake, retains full control and ownership of the digital assets, and can request to unstake them as described above. Exodus does not have any contact with, control over, or ability to take control of any digital assets that a user stakes. In general, the risks to users who utilize the staking products offered on the Everstake platform are limited to the risks involved with cryptocurrency, and can depend on the specific blockchain. For example, the 21-calendar-day waiting requirement to unstake Cosmos can open users to risks in terms of penalties, or “slashing,” if the relevant activities are not performed correctly (e.g., if the staker, delegator, or baker acts maliciously on the network, “double signs” any transactions or experience extended downtimes) and market volatility (e.g., a user may lose money if the value of Cosmos drops while its Cosmos is staked or during the period following an unstaking instruction but prior to completion of the unstaking), which is an inherent risk to staking, including staking on the Cosmos blockchain.

Sending/Receiving Functionality via the Lightning Wallet—The Lightning wallet function offered through the Exodus Platform is provided by a custodial third-party API provider, Wallet of Satoshi (WOS). The Lightning Network is a system for payments that operates as a layer 2 protocol for the Bitcoin network and aims to provide fast transactions between participating nodes, as well as better efficiency and scalability. As a general matter, the Lightning wallet function is designed for small balances to better facilitate minor, day-to-day transactions. WOS provides the Lightning wallet function on the Exodus Platform, including peer-to-peer sending and receiving (P2P Sending/Receiving) of Lightning Network payments.

WOS is a custodial wallet and does not provide seeds or private keys for self-custody. Users are not given the private keys or the BIP 39 seed phrase that would enable the wallet to be backed up. A user’s email address is the only means for account backup. The custodial nature of the Lightning wallet function means that the user will transfer its digital assets to WOS in accordance with WOS’s terms of service and internal operations and WOS will assume responsibility for the management of user funds. In furtherance of the Lightning wallet’s purpose of facilitating minor, day-to-day transactions, the Lightning wallet’s default setting allows users to transfer up to $100 in digital assets, but users may manually override this default setting and transfer up to $5,000 of digital assets to their Lightning wallet. If WOS were to ever experience insolvency or bankruptcy, it is possible that any digital assets custodied by WOS may be considered the property of a bankruptcy estate and subject to bankruptcy proceedings. See “Item 1A. Risk Factors – Risks Related to Regulation – Our users may be exposed to an API Provider experiencing insolvency or bankruptcy, which could adversely impact our business, operating results, and financial condition.”

We receive a fee in connection with WOS providing the Lightning wallet function through the Exodus Platform but otherwise have no further involvement or role in the P2P Sending/Receiving effected by WOS. Moreover, Exodus does not know, or independently conduct diligence with respect to, the third parties with which WOS contracts with to support the services they provide to their users (including any users from the Exodus Platform), and Exodus does not know the jurisdictions in which those third parties operate. As a result, we cannot assure users as to the processes and procedures that WOS uses to engage such third parties, which exposes Exodus Platform’s users to risk that such third parties may fail to operate as reasonably expected. See “Item 1A. Risk Factors – Risks Related to Our Business – We do not conduct diligence with respect to the exchanges, market makers and other third parties our API Providers may contract with to conduct the services they provide to our users.”

Our Strategy

When developing additional wallet capabilities, the Company conducts product-market, financial, and legal analysis of the proposed feature, including an assessment of the proposed feature’s compliance with the laws, rules, and regulations in the jurisdictions in which the Company operates. The Company then moves to assessing the technical feasibility of implementing the proposed feature into the Exodus Platform. The material cost of developing additional wallet capabilities is primarily labor expenses, and such expenses are funded by the Company’s operations. At this time, the Company has no plans to expand the breadth of asset classes supported within the Exodus Platform or otherwise develop additional wallet capabilities.

Elevate Technology—We are committed to investing in product development that enhances functionality of the Exodus Platform. Our regular software updates enable us to respond to user evaluations of our products on a rapid timetable. We believe that, over time, traditional financial assets, services and experiences will migrate to using blockchain technology and we are building for that eventuality. We also believe that people and entities will want the flexibility to keep their wealth as digital assets, particularly Bitcoin, Ethereum and Stablecoins, instead of only in fiat currencies. Exodus’ API Providers provide the connection with the exchanges, and because the Exchange Aggregator essentially eliminates the interim step of having to first convert the digital asset proposed for a transaction to Bitcoin (or other intermediate digital asset), the Exodus Platform is asset agnostic, meaning it can operate irrespective of the type of digital asset as opposed to asset or blockchain specific platforms that limit users to a particular asset or blockchain. In this sense, the Exchange Aggregator is asset agnostic, in an information technology context, because it connects with an API Provider exchange that is algorithmically selected to complete the desired swap function without requiring an intermediate digital asset. The Exchange Aggregator allows users to swap one digital asset for another without having to send digital assets to and from centralized exchanges or trade across multiple order books. For example, if a customer wants to swap ETH for Tether using one of Exodus’ API Providers, this trade can be easily executed – see “Item 1. Business – Our Products and Services – Exchange Aggregation.” This Exchange Aggregator process differs compared to a centralized exchange where a user may have to trade ETH for Bitcoin and then Bitcoin for Tether. The Company currently supports fungible cryptocurrency assets ledgered on public blockchains as well as non-fungible tokens ledgered on public blockchains.

Grow the Core—We are focused on growing the number of services provided on our platform by targeting the integration of diverse API Providers into the Exodus Platform. In addition, we also are working to grow the depth of API Providers who contribute similar services within the Exodus Platform. This is expected to provide several benefits including, but not limited to:

•
Expanded geographic coverage. Limitations of regulatory and licensing requirements in certain jurisdictions may have less impact on our user experience;
•
Increased service uptime. Individual API Providers can experience downtime which directly impacts their ability to provide services to our users. Having multiple API Providers may allow for redundancy and improved uptime; and
•
More competition among API Providers. API Providers compete to provide the best offering, often translating to the best cost or lowest price, for our users.

Diversify our products and services—The integration of third-party apps allows us to diversify our user base, expand our product offerings and maintain more than one source of revenue. Where permitted, each new app provides us with an opportunity to monetize our platform through commissions and fees paid by API Providers, including commissions for services performed by API Providers with persons located outside the United States, subscription fees for services performed by API Providers with persons located in the United States or other means. When determining whether to integrate an app into our platform, one of our top priorities is a consistent, high-quality user experience by maintaining the Exodus interface and the ease of use that our users expect from Exodus products. We believe that apps will be essential in bringing digital assets into mainstream use; exposing our user base to digital asset apps directly within their wallet will increase engagement and encourage users to continue using our products.

Grow Business-to-Business Partnerships—We generate revenue through our XO Swap product offering by delivering our Exchange Aggregator technology to partner companies. In addition, we launched our Passkeys Wallet product offering in July 2024 to enhance our onboarding capabilities and integration potential. We intend to develop more product offerings and to continue to invest in our Passkeys technology to grow our business-to-business partnerships. See the section titled “Business-to-Business Partnerships” in Part II. Item 7 of this report for additional information.

Expanding our services via acquisitions—We may grow our business by acquiring companies that complement our existing operations and strategic objectives. These acquisitions could include businesses that allow us to elevate technology, grow the core of our business, diversify our products and services, or gain access to valuable customer bases. The Company will evaluate each opportunity on a case-by-case basis to ensure it meets our financial and strategic criteria.

Sales and Marketing

Historically, we have made minimal use of traditional marketing and advertising platforms, but instead have chosen to create high-quality content on our YouTube channel. This content highlights digital assets accessible on the Exodus Platform and is designed to give users access to dynamic content that anticipates their questions, feeds their curiosities, and gives them an honest assessment of these digital assets. Our effort to deliver the best user experience and support for digital assets has led to the majority of our user acquisitions coming from word-of-mouth.

Competitive Landscape

We pioneered and continue to lead the market for self-custodial solutions for managing digital assets. We believe that we provide the most comprehensive self-custodial solution, offering mobile and desktop products, the option to connect to a hardware wallet, a significant range of supported digital assets, as well as functions such as our Exchange Aggregator and other apps. Since our founding, our competition has primarily been custodial solutions that offer a tangential self-custodial product, such as the exchanges supported by well-known companies like Coinbase. These exchanges tend to have greater name recognition and, as people are familiar with custodial products used in the traditional banking system, people may believe that the products they offer are more secure and are easier to use than stand-alone, self-custodial products.

We believe that due to security and technical risks associated with centralized or custodial services, digital asset holders will continue to move towards stand-alone self-custodial solutions. We also believe that the recent collapse of certain large custodial digital asset companies and the resultant suspension of withdrawals validates the benefits of self-custodial solutions.

Within the market for self-custodial wallet solutions, there are other companies that actively compete with us, offering various combinations of the features available on our platform. While leading exchanges, which have significant resources and brand power, have created self-custodial wallets, their focus continues to be on centralized digital asset products. However, our market is relatively new, and our competitors have adapted and may continue to adapt their platforms to incorporate many of our features and designs, as well as additional features or solutions.

Our current and potential competitors include a number of different types of companies, including:

•
Exchanges that specialize in digital assets and offer a self-custodial wallet solution;
•
Digital asset wallets;
•
Banks, non-depository trust companies and other chartered financial institutions that offer digital asset custody services; and
•
Exchanges or other FinTech companies with substantial infrastructure and market share that decide to and may be legally able to offer digital assets.

We believe that the principle competitive factors in our market are:

•
platform features, quality, functionality and design;
•
product pricing;
•
breadth of features offered by a platform;
•
quality of user support;
•
security and trust;
•
brand awareness and reputation;
•
ease of adoption and use;
•
accessibility of platform on multiple devices;
•
user acquisition costs; and
•
range of supported digital assets.

We believe Exodus compares favorably with our competitors on the basis of these factors. Based on recent market data, we expect demand for self-custodial solutions to continue to rise and believe that we are well-positioned to take advantage of this market opportunity.

Intellectual Property

Our success depends in part upon our ability to protect and use our core technology and intellectual property rights. We rely on a combination of copyrights, trademarks, trade secrets, know-how, contractual provisions and confidentiality procedures to protect our intellectual property rights. We have registered “Exodus” as a trademark in the United States and other jurisdictions and we have filed other trademark applications to protect our logo in the United States and several international jurisdictions. We are also the registered holder of a variety of domestic and international domain names that include “Exodus”—including, most importantly, “exodus.com.”

In addition to the protection provided by our intellectual property rights, we enter into proprietary information and invention assignment agreements or similar agreements with our team members, consultants and contractors. We may also seek to patent our technology in the future.

Digital Asset and Stablecoin Holdings

We hold digital asset and stablecoin holdings for our own account. As of December 31, 2024, a significant portion of Exodus’ treasury consisted of digital assets and stablecoin holdings held for our own account. The following is a breakdown of our holdings as of December 31, 2024 (in units):

Wallet	BTC(1)	ETH(1)	USDC(1)(2)	ALGO(1)	DLLR(1)	SOL(1)	Other(1)
Coinbase(3)	384	2,654	7,769	-	-	-	-
Circle(3)	-	-	325	-	-	-	-
Self-custody	1,557	1	3,657	4,615,001	100,401	24,472	5,296,368
Total	1,941	2,655	11,751	4,615,001	100,401	24,472	5,296,368

(1)
Units refer to the number of tokens held, for the fair value of the digital asset as of December 31, 2024. See “Note 5— Intangible Assets” to our consolidated financial statements included in this report.
(2)
Includes 104 of Tether ("USDT").
(3)
Exodus did not utilize a custody service for Coinbase or Circle during 2024. Although Coinbase offers Custody services, the Company only utilized Coinbase’s Exchange services during this period.

For those digital assets held on an exchange, we held such assets on both the Coinbase and Circle exchanges at year end 2024 and routinely held assets on the Kraken exchange. As a result, if these assets are lost or stolen, we may suffer a loss with respect to our digital asset holdings, and we may not be able to recover any of our carried value in these digital asset holdings. See “Item 1A. Risk Factors – Risks Related to Our Business – Our holdings of digital assets expose us to exchange, security, valuation and liquidity risks, which could negatively affect us.” Our future earnings and cash flows will be impacted if we choose to monetize our digital assets and the variability of our earnings on these transactions will be dependent on the future fair value of such digital assets.

As of December 31, 2024, we held approximately 15% of wallets and their associated keys in cold wallets. We do not have a policy regarding the percentage of private keys we hold in cold wallets, but we evaluate the location of our digital asset holdings on a case-by-case basis based on expected time to liquidity, the type of digital asset and custodial and non-custodial options available and the security options surrounding each.

For those assets held self-custodially, Exodus maintains a number of security measures to manage and protect private keys, including, but not limited to, the use of cold wallets, multi-signature protocols, access limited to select senior executives and finance personnel, and various physical safeguards such as geographic dispersion throughout North America of private keys. Exodus does not maintain insurance that covers its digital assets, whether held on Exchange or held self-custodially, in the case of loss or fraud. See “Item 1A. Risk Factors – Risks Related to Our Business – If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any digital assets, it could cause regulatory scrutiny, reputational harm and other losses.”

Exodus receives its revenues primarily in Bitcoin and USDC but accepts a wide range of digital assets and USD. Network fees and other expenses, such as gas fees, related to the transfer of the digital assets from the API to the self-custody wallets are typically paid by the sender. Exodus values digital assets at the time of receipt. Exodus generally targets a 50/50 split between the value of its digital assets and fiat-based holdings. Due to fluctuations in digital asset prices, our heavy use of Bitcoin in our receivables as well as for payment of certain expenses such as salaries, and corporate income tax considerations, we from time to time rebalance based on market conditions and our business, financial condition, results of operations and cash flows. As of December 31, 2024 and 2023, we had a 26/74% and 40/60% split between liquid assets and digital asset holdings, respectively. We assess our holdings, including our splits between liquid assets and digital assets, on at least a quarterly basis.

The table below shows the fair value of our holdings as of December 31, 2024, and December 31, 2023 (in thousands):

	As of December 31, 2024	As of December 31, 2023
Cash and cash equivalents	37,883	11,376
USDC	12	517
Treasury bills	30,490	43,151
Bitcoin	181,238	75,050
Ether	8,847	5,739
Other digital assets	6,274	2,443
Total treasury	264,744	138,276
% of Holds:
Cash and cash equivalents / treasury bills	26%	40%
USDC and digital assets	74%	60%

Digital assets received as payment, other than Bitcoin, Ether, Algorand, and Solana, are sold at or within a few days of receipt. Digital assets sold for fiat are primarily sold using standard business accounts we maintain on the Coinbase and Kraken exchanges, with the exception of USDC, which is sold using a standard business account with Circle. We consider the terms of our contracts with Kraken, Coinbase, and Circle to be in accordance with customary industry practice and accepted forms of such contracts, including with respect to the segregation of our assets from other customers’ assets.

Human Capital Management

As of December 31, 2024, we had approximately 210 full-time equivalents (“FTEs” or “team members”). FTEs include U.S.-based employees, U.S. expatriate employees and non-U.S. independent contractors who perform services for the company. Of our FTEs, approximately 140 are located outside the United States in approximately 52 countries located on six different continents. As of December 31, 2024, other than the United States, Exodus had no more than 10% of its team members in any one jurisdiction. All FTEs, including non-U.S. independent contractors, are paid exclusively in Bitcoin.

References to “employees” refer to U.S.-based employees and U.S. expatriate employees and excludes non-U.S. independent contractors. The basis for compensation for employees and for non-U.S. independent contractors is U.S. dollars and is settled in Bitcoin at the time of payment. In connection with the compensation of our employees, we make two payments: (1) we reimburse TriNet, a professional employer organization with which we have entered into a co-employment relationship, in U.S. dollars for employee expenses associated with payroll and benefits administration and pay TriNet an administrative fee in U.S.

dollars for its services; and (2) for our employees, we deposit Bitcoin into the employee’s cryptocurrency wallet address (as described below).

Agreement with TriNet

We utilize the services of TriNet pursuant to which TriNet enters into a co-employment relationship with us. Our agreement with TriNet establishes that TriNet will be the employer of record for certain employment-related purposes, such as payroll, benefits administration, and compliance. Given this, TriNet has responsibility related to human resources administration, payroll processing, including tax reporting and remittance, benefits management, and regulatory compliance. TriNet offers access to employee benefits such as health insurance, retirement plans, and other perks and manages enrollment, administration, and compliance related to these benefits. TriNet also processes unemployment, workers’ compensation and employment practices liability insurance claims. This co-employment structure allows us to focus on our core business activities without having to manage these human resources functions internally. While TriNet becomes the employer of record for administrative purposes, we retain control over day-to-day employee management, including hiring, firing, and job responsibilities. Our agreement with TriNet is not a joint employment relationship and, as a result, we believe there is no material risk of losing our employees to TriNet in the event our agreement with TriNet is terminated.

Administrative fees to TriNet are paid on a monthly basis per employee, with a minimum total monthly service fee of $750. We pay these fees to TriNet in U.S. dollars. Each Exodus employee has acknowledged TriNet’s terms and conditions and has provided TriNet with proper Form I-9 documentation to verify their identity and employment authorization. The TriNet agreement does not include human resources administration or any other services for non-U.S. independent contractors. As detailed in the agreement, special fees may be incurred for optional expedited services. Our agreement with TriNet renews automatically every year for consecutive 12-month periods, unless terminated pursuant to written notice of the parties and other customary termination provisions.

We consider the terms of our contract with TriNet to be reasonable and customary and believe this arrangement provides substantial benefit to us in the form of lower costs for employee benefits and a reduced administrative burden on us. Exodus retains the responsibility for hiring, terminating, and managing our employees and operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our team members to be good.

Cryptocurrency Payroll Process

We contract with Gilded Inc. (“Gilded”) to help administer our bulk cryptocurrency payments system, including bulk payments such as payroll. Gilded helps us avoid manually processing hundreds of individual cryptocurrency payments and lowers network fees. Gilded has a mass pay feature that allows its customers to pay up to 500 recipients at a time in a single transaction utilizing the “one to many” concept to execute transactions, similar to airdrops in the crypto-sphere. Our cryptocurrency payment system works similarly to traditional payment systems but involves the use of Bitcoin as the payment medium. Employees provide Exodus with their cryptocurrency wallet addresses for payroll deposit. For each pay period, we use Gilded’s platform to upload both (i) employee net wages in U.S. dollars and (ii) amounts owed to non-U.S. independent contractors in U.S. dollars. Gilded uses this information to calculate the exact amount of Bitcoin to be paid to each employee and to each non-U.S. independent contractor based on the CryptoCompare Bitcoin/U.S. Dollar spot rate at the time we upload information to the Gilded platform. CryptoCompare is a global cryptocurrency market data provider that provides real-time market and pricing data on digital assets. The spot rate refers to the price for a transaction that is happening at the time we upload information to the Gilded platform, and Gilded uses the CryptoCompare Bitcoin/U.S. Dollar spot rate at the time we upload information to the Gilded platform. Once we receive these calculations from Gilded, Exodus then pays each employee and non-U.S. independent contractor the Bitcoin amount from its non-custodial, multi-signature wallet into the employee’s or non-U.S. independent contractor’s wallet. Gilded has no involvement in the actual flow of Bitcoin from Exodus to the employee or the non-U.S. independent contractor. This entire process, including depositing the Bitcoin in the employee’s or non-U.S. independent contractor’s wallet, typically occurs in under an hour. We pay the network fees related to these outgoing payments in Bitcoin.

Uncertainty and Volatility in the Digital Asset Markets

In recent years, there have been well-known digital asset market participants who have declared bankruptcy including Celsius Network, Voyager Digital Ltd., Three Arrows Capital and FTX. In response to these events, the digital asset markets, more specifically Bitcoin, have experienced extreme price volatility, resulting in a loss of confidence in participants of the digital asset ecosystem. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX formerly engaged in significant trading activity. The FTX app was available on the Exodus Platform until it was removed in November 2022. In addition, as of December 31, 2024, Clifton Bay Investments LLC, formerly known as Alameda Research Ventures LLC, which filed for bankruptcy in November 2022, owned 21.6% of our Class A common stock. Continued price volatility, negative publicity, the lack of standardized regulation and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government investigations or fraud may further reduce confidence in digital asset exchange networks and result in a negative impact on our business. It is not possible to predict at this time all of the risks these events may pose to Exodus, our service providers, our API Providers or on the digital asset industry as a whole.

We have not experienced an inability to recover material assets due to these bankruptcies, nor do we currently use digital assets as collateral for any loan, margin, rehypothecation, or other similar activities to which we are a party. However, even if there is no direct material impact on our business due to bankruptcies, we have been and may continue to be indirectly affected by these events.

To our knowledge, none of our current API Providers have filed for bankruptcy, been decreed insolvent or bankrupt, made any assignment for the benefit of creditors, been appointed a receiver, experienced excessive redemptions suspended redemptions or withdrawals of digital assets, had digital assets of their users unaccounted for or experienced material corporate compliance failures. However, because Exodus offers a self-custodial wallet solution pursuant to which users possess their digital assets at all times, our users’ exposure to an API Provider experiencing insolvency or bankruptcy would be limited to the brief period of time during which wallet users are engaged in an active crypto-asset transaction. See “Item 1A. Risk Factors – Risks Related to Regulation – Our users may be exposed to an API Provider experiencing insolvency or bankruptcy, which could adversely impact our business, operating results, and financial condition.”

Regulatory Environment

Our operations expose us to a number of federal, state, local and international laws and regulations, including, but not limited to, tax, securities, consumer rights, privacy, data protection, cybersecurity and employment matters. These laws and regulations may have a material impact on our business, address multiple aspects of our operations and may be dependent on the jurisdiction of operation. While the Company offers the Exodus Platform in all jurisdictions not prohibited by U.S. or international law, the jurisdictions material to our business for the year ended December 31, 2024 based on (i) the total dollar value of user transactions with our API Providers for the year ended December 31, 2024 were the United States, Great Britain, Canada and Germany and (ii) revenue from our API Providers were the Republic of the Marshall Islands, Hong Kong, the British Virgin Islands and the Seychelles, see “Note 3—Revenue Recognition” to our consolidated financial statements included in this report.

The laws and regulations governing our core business as an un-hosted self-custody wallet provider are currently undeveloped, including the laws and regulations in the jurisdictions material to our business. However, as digital assets, blockchain technologies and digital asset exchanges continue to expand in popularity and market size, laws and regulations governing self-custody wallet providers like Exodus may also develop. The laws and regulations (and interpretations thereof) pertaining to digital assets, blockchain technologies and digital exchanges are rapidly evolving and increasing in scope. Changes in government regulation of our business has the potential to materially alter our business practices and our profitability. Depending on the jurisdiction, those changes may come about through the issuance of new laws and regulations or in the application of existing laws and regulations by a court, regulatory body or governmental official. For example, in jurisdictions outside of the United States, the international rules, regulations and laws that may have an impact on our business primarily relate to privacy, data protection and cybersecurity, such as the European General Data Protection Regulation of April 27, 2016 (Regulation (EU) 2016/679) (the “GDPR”) and the GDPR as incorporated into United Kingdom law pursuant the European Union (Withdrawal) Act 2018 (the “U.K. GDPR”). Sometimes those changes may have both a retroactive and prospective effect. This is particularly true when a change is made through the application of existing laws or regulations to new fact patterns. For instance, in 2023, as part of our internal compliance process through which we monitor and assess changes in regulations to which we may be subject, we became aware that the United Kingdom Financial Conduct Authority (“FCA”) published new rules relating to how digital assets can be marketed to consumers. Specifically, companies seeking to promote digital assets in the U.K. to retail consumers are required to register with the FCA or have any marketing approved by an authorized company. However, the Company cannot register with the FCA because it operates a self-custodial wallet, and the rules are focused on asset custodians. Therefore, in anticipation of these rules taking effect on October 8, 2023, the Company took steps before the deadline to comply with the new FCA rules by modifying its marketing materials to avoid a determination by the FCA that it was promoting digital assets.

Even with the steps taken by the Company, and although at the time the Company believed it was in compliance with such rules, the FCA utilized the broad nature of the new rules to state that the Company is not in compliance with the rules and placed the Company on its Warning List in November 2023. In April 2024, following months of constructive dialogue with the FCA, the FCA removed the Company from its Warning List. Had the Company failed to reach an agreement with the FCA to be removed from the Warning List, it may have had a negative effect on the Company’s financial performance and operations, and in the future, we could have been subject to a variety of civil, criminal, and administrative fines, penalties, orders and actions as a result of our business activities.

Moreover, changes in regulation that may seem neutral on the surface may have either more or less impact on us than our competitors, depending on the circumstances. As another example, we are subject to export control, import and sanctions laws and regulations, and we have policies and processes in place in connection with such laws and regulations. For example, under U.S. export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations (“EAR”) and various economic and trade sanctions administered by the U.S. Department of the Treasury ("USDOT"), Office of Foreign Assets Control (“OFAC”), our business activities are subject to various restrictions related to the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and require authorization for the export of certain encryption items. The Company has processes in place regarding geo-blocking technology to block the Exodus Platform’s availability in jurisdictions subject to U.S. comprehensive sanctions, namely the Crimea region and so-called Donetsk People’s Republic and Luhansk People’s Republic in Ukraine, Cuba, Iran, North Korea, and Syria. The Company also uses geo-blocking technology to block the availability of API integrations for third-party crypto-to-crypto exchange services in the states of New York and Washington. In addition, the Company maintains a blacklist that prevents transactions between third-party APIs and sanctioned cryptocurrency wallet addresses. The Company has implemented an automated OFAC sanctions list search in its customer support system, which operates in instances where wallet holders have provided their names.

In order to ensure compliance with regimes that are applicable, or may become applicable to us, we monitor these areas closely and invest significant resources in our legal, compliance, product, and engineering teams to ensure our business practices evolve to help us comply with the current laws, regulations, and legal standards to which we are subject, as well as to plan and prepare for changes in interpretations thereof, as well as additional laws, regulations, and legal standards that are introduced in the future. For example, our internal legal and compliance team has expanded substantially over the past two years.

Securities Laws and Regulations

In recent years, the SEC and U.S. state securities regulators have stated that certain digital assets or digital asset products may be classified as securities under U.S. federal and state securities laws. Due to the fact-intensive nature of the “security” analysis under the applicable legal standard, there is a lack of certainty as to whether a particular digital asset, product, or service will be deemed to be a security by the SEC or by U.S. federal or state courts. A number of enforcement actions and civil suits have been brought against developers, sponsors, and issuers of digital assets and digital asset products, as well as against trading platforms that support digital assets, in which the SEC has taken the position that certain digital assets are securities, including some that are supported by the Exodus Platform. These include, but are not limited to, Binance USD (BUSD), Solana (SOL), Cardano (ADA), Polygon (MATIC), Cosmos (ATOM), The Sandbox (SAND), Decentraland (MANA) and Axie Infinity (AXS). Several foreign governments have also issued similar warnings cautioning that certain digital assets, including certain digital assets supported by the Exodus Platform, may be deemed to be securities under the laws of their respective jurisdictions. While we do not engage in trading of digital assets for the account of others on our platform or otherwise engage in the business of effecting transactions in securities for the account of others, we receive compensation from the API Providers that have connected to our Exchange Aggregator. For services offered by API Providers to persons located in the United States, we charge fees to API Providers utilizing a volume-based, tiered monthly subscription structure payable to us in arrears once a month. For services offered by API Providers to persons located outside the United States, we generally utilize a transaction-based structure to charge API Providers a percentage of the underlying value of the digital asset transaction. We expect to continue our subscription-based model for services offered by API Providers to persons located in the United States. See “Item 1A. Risk Factors – Risks Related to Regulation – Regardless of the revenue structure for our Exchange Aggregator, we could be deemed a broker-dealer because certain digital assets on the Exodus Platform may currently be deemed to be securities, and we would likely experience difficulty in complying with the broker-dealer financial responsibility rules.”

We have policies and processes in place to determine whether the services that users can obtain from our API Providers related to the supported digital assets held in users’ Exodus wallets are securities under U.S. federal securities law. Our policies and procedures do not constitute a legal standard but rather enable the company to make a risk-based assessment regarding the likelihood that a particular service could be deemed a “security” under applicable laws. These policies generally outline the notification and approval requirements involving the Company’s General Counsel and/or Chief Compliance Officer in connection with: (1) any new API Provider engagement related to services offered by the API Provider to Exodus’ users; (2) the approval of any material change to the terms and framework of any services provided by the Company’s API Providers to Exodus’ users; and (3) discrepancies identified between established Company practice and the nature or manner in which any API Provider service is provided. The actions taken may include engaging external counsel to review and analyze whether such services could be deemed a “security.” In addition, in our API Provider contracts, we require that API Providers represent that they are in compliance with all U.S. laws, which would include U.S. federal securities laws. While we do not have policies or processes in place to determine whether the supported digital assets held in users’ Exodus wallets are securities under U.S. federal securities law, our policies and procedures for API Providers providing services to persons located in the United States are designed to provide for a legal and compliance infrastructure that treats such digital assets as securities under U.S. federal securities law, see “Item 1. Business – Our Products and Services – Services Offered and Performed By Our API Providers” and “Item 1A. Risk Factors – Risks Related to Regulation – Certain digital assets traded using third-party services integrated within our platform or other programs could be viewed as “securities” for purposes of federal or state regulations and could subject us to regulatory scrutiny, inquiries, investigations, fines and other penalties.”

KYC and KYB Programs

The Bank Secrecy Act (BSA) and the implementing regulations issued by the Financial Crimes Enforcement Network (FinCEN) impose anti-money laundering obligations on financial institutions, including money transmitters. Neither the BSA nor the FinCEN implementing regulations offer any clarity as to whether companies that provide unhosted cryptocurrency wallets should be characterized as money transmitters. In its May 2019 guidance (the “FinCEN Guidance”), however, FinCEN said generally, that an unhosted cryptocurrency wallet is software hosted on a person’s device that allows the person to store and conduct transactions in cryptocurrency and that unhosted wallets are not included within the definition of money transmitter.

Exodus is an unhosted wallet as described in the FinCEN Guidance and does not engage in transfers of funds on behalf of users. Accordingly, Exodus does not have an obligation to perform, nor to engage a third-party to perform, KYC or AML procedures on its users in connection with opening an unhosted wallet on the Exodus platform. See “Item 1A. Risk Factors – Risks Related to Our Business – Our platform or our API Providers’ platforms may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams, which could adversely affect our business.”

KYC Program For Exodus’ Referral Program

Our referral program allows users to recommend Exodus to others. We distribute referral program rewards in the form of USDC from our own account to a user’s Exodus wallet. Before we send USDC to users, Exodus conducts a Know Your Customer (“KYC”) review on the user in accordance with its KYC policies and procedures. As part of this KYC review, users must complete identity verification and OFAC screening via the Veriff online identity verification service that utilizes ComplyAdvantage's watchlist service. Users must also provide a wallet address that is screened by Chainalysis, an on-chain wallet screening service. Once a user is verified they may begin to receive any USDC referral rewards. ComplyAdvantage and Chainalysis continue to perform ongoing monitoring of account and transaction activity even after a user’s account is verified in an effort to ensure that potentially suspicious activity is appropriately detected, and when appropriate, reported. Any referral rewards will automatically be sent to the user’s Exodus wallet once per month. If a user’s account is suspended by Exodus due to sanctions related issues or suspicious activity, Exodus will not send referral rewards to that user and will not permit them to participate in the program.

OFAC Screening For Customers Receiving Gift Cards and USDC Distributions

From time to time, to help maintain our brand and reputation, we distribute gifts cards and USDC to users if an issue arises with the Exodus Platform. Prior to receiving any gift cards or USDC in connection with this brand reputation program, our legal and compliance team conducts an OFAC screening to check entities and persons against the denied party lists maintained by the United States Treasury Department’s Office of Foreign Assets Control (OFAC).

KYB Program For API Providers and Vendors

The Company conducts Know Your Business (“KYB”) diligence with respect to vendors we use and our API Providers. The Company utilizes and relies on tools from Chainalysis, a blockchain analysis firm, Veriff, an identity verification platform, and ComplyAdvantage, an entity that performs sanctions and adverse media screenings. We maintain agreements with these third parties on whom we rely for assistance with our KYB procedures and consider the terms of such agreements to be in accordance with customary industry practice and accepted forms of such commercial contracts. Before entering into any new transaction, agreement, or other business relationship with an API Provider or vendor, and on an ongoing basis during the Company’s relationship with such API provider or vendor, we use in-house and third-party service providers to perform a KYB analysis on the ultimate beneficial owner of the relevant entity. The procedures for this analysis include, but are not limited to, screening the actual prospective party to the agreement and also any individuals or entities beneficially owning more than 25% of the prospective party (and, if appropriate, such party’s crypto-asset network addresses), against various sanctions lists. In addition to initial and ongoing sanctions screenings, the Company performs ongoing adverse media screenings on our vendors and API Providers. These screenings locate negative news, including, but not limited to reports of financial crime, human trafficking, drug trafficking, terrorist financing, fraud, bribery, corruption, and any other adverse media that could subject us to regulatory or reputational risk. Our internal KYB policy also outlines various procedures for documenting, reporting and responding to potential violations of applicable sanctions rules, along with procedures for assessing business relationships with API Providers or vendors that have been the subject of sanctions violations.

Pursuant to the Company’s agreements with our API Providers, the API Providers represent to the Company that they have AML, KYC and other procedures reasonably designed to prevent their platform from being used to facilitate money laundering, terrorist financing, and other illicit activities, or to do business in countries or with persons and entities included on designated country or person lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and equivalent authorities in other countries. The Company relies on the representations, warranties, covenants, and agreements of the API Providers contained in the API agreements (forms of which are attached to this Amended Registration Statement) and, other than the KYB diligence conducted on our API Providers and absent any perceived or known issue that may warrant an independent verification, the Company does not independently investigate or verify the assertions and representations made by the API Providers, including regarding the API Providers representations as to its AML, KYC and other procedures.

Compliance Procedures Related to the Sale, Acquisition and Distribution of Digital Assets For Our Own Account

For the sale or acquisition of digital assets for our own account, such transactions would occur on the Coinbase, Kraken, or Circle exchanges where we hold digital assets for our own account. For Coinbase, Kraken, and Circle, we comply with the customer KYC, onboarding and periodic review processes for corporate customers.

We also receive digital assets as payment. Digital assets received as payment, other than Bitcoin, Ethereum, and Solana, are sold at or within a few days of receipt. Digital assets sold for fiat are primarily sold using standard business accounts we maintain on the Coinbase and Kraken exchanges with the exception of USDC which is sold using a standard business account with Circle. We consider the terms of our contracts with Kraken, Coinbase, and Circle to be in accordance with customary industry practice and accepted forms of such contracts, including with respect to the segregation of our assets from other customers assets and the policies and procedures such exchanges have in place regarding AML, KYC and other procedures.

Regarding the distribution of digital assets from our own account, we use Bitcoin and other digital assets for payment of certain expenses such as salaries or payments to third-party vendors. Prior to receiving Bitcoin for payment, third-party vendors have completed the KYB diligence process. From time to time, to help maintain our brand and reputation, we also may distribute digital assets to users if an issue arises with the Exodus Platform.

The complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the digital asset economy requires us to exercise our judgment as to whether certain laws, rules and regulations apply to us, and it is possible that regulators may disagree with our conclusions. We generally believe that our business, as discussed in this Annual Report on Form 10-K, is compliant with these regulations, but in certain cases, there may be uncertainty related to that conclusion. For additional discussion, see “Item 1A. Risk Factors – Risks Related to Regulation,” which we incorporate by reference here.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge at https://www.exodus.com/investors/sec-filings/all-sec-filings when such reports are available on the SEC’s website. The Company periodically provides certain information for investors on its corporate website, https://www.exodus.com, and its investor relations website, https://www.exodus.com/investors. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors.

Investing in or maintaining your investment in our common stock involves risk. You should carefully consider each of the risks and uncertainties set forth below as well as the other information contained in this report before deciding to invest in our securities. We have grouped our Risk Factors under captions that we believe describe various categories of potential risk. For the reader’s convenience, we have not duplicated risk factors that could be included in more than one category. Any of the following risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, liquidity and/or cash flows and the impact could be compounded if multiple risks were to occur. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future.

Summary of Risk Factors

Risks Related to Our Business

•
Our profitability is dependent on our ability to attract, maintain and grow our user base.
•
If we are not able to maintain our brand or reputation, we may be adversely affected.
•
Our success depends on the success of our third-party providers, and disruptions in our agreements with these providers may adversely affect our business, results of operations and financial condition.
•
In the event of employee or API Provider misconduct or error, our business may be adversely impacted.
•
Any actual or perceived failure of the Exodus Platform to block malware or prevent failures or security breaches or other cybersecurity incidents could harm our reputation, cause the Exodus Platform to be perceived as insecure, underperforming or unreliable, impede our efforts to attract and retain users and otherwise negatively impact our business, results of operations and financial condition.
•
The platforms on which users trade digital assets are relatively new and, in some cases, largely unregulated or subject to regulation in a relevant jurisdiction but may not be in compliance, and, therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of our business.
•
Operational problems or failures by digital asset exchanges and fluctuations in digital asset prices may reduce confidence in these venues or in digital assets generally.
•
Digital asset exchanges may be exposed to front-running.
•
Digital asset exchanges may be exposed to wash trading.
•
User actions to send and receive digital assets from a user’s Exodus wallet involves risks, which could result in loss of a user’s assets. We do not insure against potential losses, and we could be adversely affected if users blame or become dissatisfied with the Exodus Platform as a result of these negative experiences.
•
If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any digital assets, it could cause regulatory scrutiny, reputational harm and other losses.
•
Some of our technology incorporates or utilizes software released under the terms of “open source” licenses, which could subject us to possible litigation and be used by competitors.
•
Disputes with our users and other third parties could be costly, time-consuming and harm our business and reputation.
•
We face intense and increasing competition, which could adversely affect us.
•
If we are not able to effectively keep pace with technological developments that are attractive to our current and prospective users, we could be adversely affected.
•
If we fail to effectively manage our growth, we may be unable to execute our business plan, maintain high-quality levels of support, ensure the security of our platform, adequately address competitive challenges or maintain our corporate culture, and we would be harmed.
•
We may be unable to raise additional capital needed to grow our business.
•
We may pursue strategic transactions, which could be difficult to identify and implement, and could disrupt our business or change our business profile significantly.
•
Our holdings of digital assets expose us to exchange, security, valuation and liquidity risks, which could negatively affect us.

•
Our revenue may be adversely affected if the markets for Bitcoin, Tether, Ether and USDC deteriorate or if their prices decline.
•
Staking poses risks to our users’ assets which, in turn, may damage our brand and reputation, discourage existing and future customers from utilizing Everstake’s services, and adversely impact our staking revenue earned through Everstake.
•
Our platform or our API Providers’ platforms may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams, which could adversely affect our business.
•
Our users may be exposed to an API Provider experiencing insolvency or bankruptcy, which could adversely impact our business, operating results, and financial condition.
•
We do not conduct diligence with respect to the exchanges, market makers and other third parties our API Providers may contract with to conduct the services they provide to our users.
•
We have previously identified a material weakness in our internal control over financial reporting, which we have not fully remediated, and we may not be able to accurately or timely report our financial condition or results of operations.
•
Our success depends on our ability to attract and retain key technical, user support and management personnel while supporting the onboarding and career development of our team members.
•
If we are required to reclassify independent contractors as employees, we may incur additional costs and taxes which could adversely affect us.
•
Our international operations expose us to additional risks and failure to manage those risks could materially and adversely impact our business.
•
Operational cost may exceed the award for solving blocks or transaction fees. Increased transaction fees may adversely affect the usage of the Bitcoin network.
•
Our business could be adversely impacted by the decision of foreign governments, internet service providers or others to block transmission from IP addresses on which our platform depends.
•
Our tax information reporting obligations with respect to digital asset transactions are subject to change.
•
We are subject to changes in tax laws, treaties or regulations in various jurisdictions.
•
We are a remote company, meaning that our team members work remotely which poses a number of risks and challenges that can affect our business, operating results, and financial condition. We are increasingly dependent on technology in our operations and if our technology fails, our business could be adversely affected.

Risks Related to Our Industry

•
Due to the unfamiliarity or negative publicity associated with digital assets, confidence or interest in digital asset platforms may decline which could adversely affect our business, results of operations and financial condition.
•
The new and rapidly evolving market for digital assets and related services is subject to a high degree of uncertainty.
•
Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in digital asset-related activities.

Risks Related to Regulation

•
The regulatory regime governing blockchain technologies, digital assets and securities is uncertain and new regulations or policies may materially adversely affect the development and utilization of the Exodus Platform.
•
Certain digital assets traded using third-party services integrated within our platform or other programs could be viewed as “securities” and could subject us to regulatory scrutiny, inquiries, investigations, fines and other penalties.

•
We do not believe we have an obligation to register as a transfer agent, but a regulator may disagree.
•
We do not believe we have an obligation to register as a clearing agency, though the SEC may disagree.
•
We do not believe we have an obligation to register the platform as an exchange or alternative trading system, though a regulator may disagree.
•
We do not consider ourselves a statutory underwriter, though a regulator may disagree.
•
We are not registered as a money transmitter or money services business, and our business may be adversely affected if we are required to do so.
•
Regardless of the revenue structure for our Exchange Aggregator, we could be deemed a broker-dealer because certain digital assets on the Exodus Platform may currently be deemed to be securities, and we would likely experience difficulty in complying with the broker-dealer financial responsibility rules.
•
Regardless of the revenue structure for digital asset staking offered through Everstake, we could be deemed a broker-dealer if the services that users can obtain related to these digital assets are securities under U.S. federal securities law, and we would likely experience difficulty in complying with the broker-dealer financial responsibility rules.
•
Failure to comply with anti-bribery and anti-corruption laws and similar laws could adversely affect us.
•
Privacy concerns and laws or other domestic or foreign regulations may adversely affect us.
•
We are subject to export control, import and sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.
•
The limited rights of legal recourse available to us expose us and our investors to the risk of loss of our Bitcoin for which no person is liable.

Risks Related to Ownership of Our Class A Common Stock

•
The market prices and trading volume of our Class A common stock may experience rapid and substantial price volatility, which could cause purchasers of our Class A common stock to incur substantial losses.
•
Sales of substantial amounts of our Class A common stock in the public market, or the perception that they might occur, could reduce the price that our Class A common stock might otherwise attain.
•
An active, liquid and orderly trading market for our Class A Common Stock may not develop or be maintained, and our stock price may be volatile.
•
We do not intend to pay dividends for the foreseeable future.
•
The dual class structure of our common stock has the effect of concentrating voting control which will limit your ability to influence the outcome of important transactions, including a change in control.
•
Provisions of our Certificate of Incorporation and our Bylaws could discourage potential acquisition proposals and could deter or prevent a change in control.
•
We are not subject to the provisions of Section 203 of the Delaware General Corporation Law, which could negatively affect your investment.
•
We are currently a “controlled company” and, as a result, qualify for and could rely on exemptions from certain corporate governance requirements.

Risks Related to Ownership of Our Common Stock Tokens

•
The distributed ledger technology used by Securitize, the Transfer Agent, is novel with respect to our Common Stock Tokens and has been subject to limited testing and usage.

The foregoing factors should not be construed as exhaustive. This summary of risk factors should be read in conjunction with the more detailed risk factors below.

Risks Related to Our Business

Our profitability is dependent on our ability to attract, maintain and grow our user base.

The success of our business depends on our ability to attract and retain Exodus Platform users. To do so, we must demonstrate to potential and existing users that our platform offers significant advantages over those of our competitors. Market acceptance of the Exodus Platform is affected by a number of factors, many of which are beyond our control, including the timing of the release into the market of new products, features and functionality introduced by our competitors, the performance of third-party services offered through the Exodus Platform, user perceptions of the Exodus Platform’s security and reliability, acceptance and interest in digital assets and the growth or contraction of the market in which we compete.

As the market for digital assets and related services continues to mature, we expect that an increased focus on user satisfaction will profoundly impact demand for the Exodus Platform. We believe that our users are increasingly looking for flexible and secure digital asset wallets that seamlessly integrate a range of applications and support a wide variety of digital assets, while streamlining the user experience and minimizing complexity. If we are unable to meet this demand, or if the Exodus Platform otherwise fails to achieve widespread market acceptance, our business, results of operations, financial condition and growth prospects may be adversely affected.

If we are not able to maintain our brand or reputation, our business and results of operations may be adversely affected.

We believe that maintaining our reputation as a leading provider of a self-custodial digital asset wallet with superior user support is critical to our relationship with our existing users and our ability to attract new users. The successful promotion of our brand will depend on several factors, including our ability to maintain a record of security, performance and reliability; our ability to continue to develop and integrate high-quality products and features for our platform through API agreements; and our ability to successfully differentiate our platform from competitive products and services. Independent industry and financial analysts often provide reviews of our platform, as well as those of our competitors. Perception of our offerings in the marketplace may be significantly influenced by these expert reviews. If reviews of our platform are negative or less positive than those of our competitors our brand may be adversely affected. The performance and reputation of our third-party API Providers may also affect our brand and reputation, particularly if users do not have a positive experience with our API Providers.

Further promotion of our brand may require us to make increased expenditures and we anticipate that the expenditures will increase as our market becomes more competitive. Expenditures intended to maintain and enhance our brand may not be cost-effective or effective at all. If we do not successfully maintain and enhance our brand, we may experience reduced pricing power relative to our competitors, a decrease in existing users, failure to attract new users or an inability to expand offerings of new products to our existing users, all of which could materially and adversely affect our business, results of operations and financial condition.

Our success depends on the success of our third-party providers, and disruptions in our agreements with these providers may adversely affect our business, results of operations and financial condition.

The success of third-party services on the Exodus Platform is affected by a number of factors, many of which are beyond our control, such as our ability to successfully integrate services into the Exodus Platform using third-party APIs, technological changes and developments, user preferences and technical support provided by the third party. Interruptions or delays in our cloud or internal infrastructure or third-party services and cybersecurity incidents such as attacks on our information systems by malicious actors could also affect our third-party services.

There can be no assurance that these third-party services will continue to perform in a manner our users find adequate. In addition, if any of the agreements with our API Providers are terminated or suspended, whether due to a failure or breach of performance or otherwise, we could be forced to incur additional expenses in seeking replacements, may not be able to obtain replacements in a timely fashion, if at all, and such interruptions or discontinuations of service could interfere with our existing user relationships and make us less attractive to potential new users. Multiple terminations or suspensions in a short period of time could impair the functionality of the Exchange Aggregator, resulting in user dissatisfaction and revenue loss. Additionally, certain of our third-party API Providers deliver features and functionalities that, if no longer available to us, cannot be replaced easily or in a timely fashion, if at all. Users may attribute such interruptions or delays to the operations of our platform, leading to doubts about the efficiency or reliability of the Exodus Platform which could have an adverse effect on our reputation and financial condition.

In the event of employee or API Provider misconduct or error, our business may be adversely impacted.

Employee or service provider misconduct or error could subject us to legal liability, financial losses, and regulatory sanctions and could seriously harm our reputation and negatively affect our business. Such misconduct could include engaging in improper or unauthorized transactions or activities, insider trading and misappropriation of information, failing to supervise other employees or service providers, improperly using confidential information, as well as improper trading activity such as spoofing, layering, wash trading, manipulation and front-running. Additionally, our API Providers may misappropriate customer funds or digital assets. API Provider errors, include mistakes in executing, recording, or processing transactions for users. Although we have implemented processes and procedures and provide training to our employees to reduce the likelihood of misconduct and error and require our API Providers to make representations to us to their processes and procedures regarding the same, these efforts may not be successful. It is not always possible to deter misconduct, and the precautions we and our API Providers take to prevent and detect this activity may not be effective in all cases.

If we were found to have not met our compliance and other obligations, we could be subject to regulatory sanctions, financial penalties, restrictions on our activities for failure to properly identify, monitor and respond to potentially problematic activity and seriously damage our reputation. Our employees, contractors and agents could also commit errors that subject us to financial claims for negligence, as well as regulatory actions, or result in financial liability. Further, allegations by regulatory or criminal authorities of improper trading activities could affect our brand and reputation. If our API Providers were found to have not met their regulatory oversight and compliance and other obligations or if our API Providers experience bankruptcy or insolvency, we could receive negative publicity and damage to our reputation that could adversely impact our business.

Our business could be negatively impacted by cybersecurity threats and other disruptions.

Our information systems, and those of the third parties on which we rely, are subject to growing risks associated with cybersecurity threats which may include attacks from malicious third parties, viruses, ransomware and other malicious software, computer hacking, human error or malfeasance, and social engineering (including phishing attacks). We, and our users, have experienced, and may continue to experience, efforts to gain unauthorized access to, or disrupt, our internal systems, networks and data.

Despite our efforts to protect against cybersecurity risks, the cybersecurity threat landscape is rapidly evolving and has become increasingly sophisticated, and we may not be successful in preventing or mitigating cybersecurity threats that could have a material adverse effect on us. If any of the foregoing events were to materialize, they could result in technical disruptions or errors, the loss of sensitive information, and unauthorized access to our internal systems, networks and data. Moreover, a delay in or failure to detect a cybersecurity incident, or the full extent of an incident, could exacerbate its effects. We may also be required to expend significant resources to investigate and remediate vulnerabilities or other identified risks, costs which may not fully be covered by insurance coverage or indemnified by other means.

Any actual or perceived failure of the Exodus Platform to prevent technical failures, disruptions or errors, security incidents or other cybersecurity incidents could harm our reputation, affect the services we provide to our customers and users, cause the Exodus Platform to be perceived as insecure, underperforming or unreliable, impede our efforts to attract and retain users, impact our competitive position, or result in litigation or regulatory proceedings, fines, penalties or other liabilities.

The platforms on which users trade digital assets are relatively new and, in some cases, largely unregulated or subject to regulation in a relevant jurisdiction but may not be in compliance, and, therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of our business.

Over the past several years, a number of digital asset trading platforms have been closed or faced issues due to fraud, failure, security breaches or governmental regulations. Particularly for operators outside of the United States, digital asset trading platforms are not regulated in ways similar to national securities exchanges and other highly regulated trading environments or, if subject to regulation in a relevant jurisdiction, may not be in compliance. As a result, capital requirements, clearing infrastructure and technical and operational security requirements may vary. The nature of the digital assets held at trading platforms makes them appealing targets for hackers and a number of digital asset trading platforms have been victims of cybercrimes. It is possible that the customers of such digital asset trading platforms may not be compensated or made whole for the partial or complete losses of their account balances in such trading platforms.

Negative perception, a lack of stability in the digital asset trading markets and the closure or temporary shutdown of digital asset trading platforms due to fraud, business failure, hackers or malware, or government regulation may reduce confidence in the digital asset trading platforms and result in greater volatility in the prices of digital assets.

Operational problems or failures may reduce confidence in digital asset exchanges, the Exodus Platform, or in digital assets generally.

Digital asset platforms are relatively new, and many are unlicensed, may be subject to regulation in a relevant jurisdiction but may not be in compliance, are unregulated, or may operate without supervision by any governmental authorities, and do not provide the public with significant information regarding their management team, corporate practices, cybersecurity, and regulatory compliance. To the extent that unanticipated operational or trading problems or other failures, such as security or technical failures, arise on trading platforms or the Exodus Platform, customers, users and the general public may lose confidence or interest in digital asset platforms, including the Exodus Platform, which could have an adverse impact on our business and our customers’ perception of us, including decreased use of our platform and loss of customer demand for our products and services.

Digital asset exchanges may be exposed to front-running.

Digital asset exchanges may be susceptible to “front-running,” which refers to the process whereby someone uses technology or market advantage to obtain information about upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized exchanges. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who conducted these transactions. The objective of a front runner is to buy a chunk of tokens at a low price and later sell them at a higher price. Front-running happens via manipulations of gas prices or timestamps, also known as slow matching. To the extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of digital asset exchanges and digital assets more generally.

Digital asset exchanges may be exposed to wash trading.

Digital asset exchanges may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their digital assets. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information. In the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset exchange market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets and/or negatively affect the market perception of digital assets. To the extent that wash trading either occurs or appears to occur in digital asset exchanges, investors may develop negative perceptions about the digital assets industry more broadly, which could adversely impact the price of digital assets.

User actions to send and receive digital assets from a user’s Exodus wallet involves risks, which could result in loss of a user’s assets. We do not insure against potential losses, and we could be adversely affected if users blame or become dissatisfied with the Exodus Platform as a result of these negative experiences.

Public and private digital asset “keys,” comprising an alphanumeric code, enable users to manage their digital assets on the blockchain. Our users are able to send digital assets by inputting a public blockchain address and an amount to transfer, and are able to receive digital assets by providing the sending party with the users’ own public blockchain address. Our involvement in these transfers is generally limited to providing a visual interface to access the blockchain. We do not take possession of the user’s assets and have no access to the user’s public or private keys.

A number of errors can occur in the process of a user depositing or withdrawing digital assets into or from their Exodus wallets, such as typos, mistakes, or the failure to include the information required by the respective blockchain network. For instance, a user may incorrectly enter the desired recipient’s public key when withdrawing from our platforms, or transfer digital assets to a wallet address that the user does not own, control or hold the private keys to. In addition, each wallet address is only compatible with the underlying blockchain network on which it is created. For example, an Ethereum wallet address can only be used to send and receive Ether. If any Bitcoin or other digital assets are sent to an Ethereum wallet address, or if any of the foregoing errors occur, all of the user’s sent digital assets will be permanently and irretrievably lost with no means of recovery, including by us. In these scenarios, users may blame or become dissatisfied with the Exodus Platform as a result of these negative experiences, which could adversely affect our business.

We do not have insurance for any losses of assets in our users’ wallets. As a result, if private keys are compromised, including due to a cybersecurity incident or to the extent that any of the private keys relating to our users’ wallets are lost, destroyed or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the digital assets held in the related wallet. In these scenarios, users may blame or become dissatisfied with the Exodus Platform as a result of these negative experiences, which could adversely affect our ability to access or sell our digital services and subject us to regulatory scrutiny, reputational harm and significant financial losses.

If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any digital assets, it could cause regulatory scrutiny, reputational harm and other losses.

Digital assets are controllable only by the possessor of the unique private key relating to the wallet in which the digital assets are held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded in order to prevent a third party from accessing the digital assets held in such a wallet. To the extent that any of the private keys relating to our hot wallet or cold wallet containing digital assets held for our own account are lost, destroyed or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the digital assets held in the related wallet which could adversely affect our ability to access or sell our digital assets and subject us to regulatory scrutiny, reputational harm and significant financial losses, all of which could materially and adversely affect our business, results of operations and financial condition.

Some of our technology incorporates or utilizes software released under the terms of “open source” licenses, which could subject us to possible litigation and be used by other companies to compete against us.

Aspects of the Exodus Platform and our applications include or utilize software released under the terms of open source licenses, including the MIT License, Internet Systems Consortium License, Apache License, Mozilla Public License and GNU Lesser General Public License. While we monitor our use of open source software (“OSS”), we could be subject to suits for noncompliance with open source licensing terms, infringement on a third party’s intellectual property rights or indemnification. Such inadvertent use could also require us to release our proprietary source code, pay damages, royalties, license fees or other amounts, seek new licenses from third parties, re-engineer our platform or applications, discontinue sales or distribution of software in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from the operation of our business, maintenance of our platform or our development efforts, any of which could adversely affect our business.

Disputes with our users and other third parties could be costly, time-consuming and harm our business and reputation.

Our business requires us to enter into a large number of agreements with third-party providers and distribute the Exodus Platform in many different jurisdictions. Our agreements contain a variety of terms, including service levels, data privacy and security obligations, indemnification, dispute resolution procedures and regulatory requirements. Agreement terms may not be standardized across our business and can be subject to differing interpretations and local law requirements, which could result in disputes with our users and other third parties from time to time. If our users or other third parties notify us of a breach of contract or otherwise dispute the terms of our agreements, the dispute resolution process could be expensive and time consuming and result in the diversion of resources that could otherwise be deployed to grow our business. Even if these disputes are resolved in our favor, we may be unable to recoup the expenses and other diverted resources committed to resolving the dispute and, if we receive negative publicity in connection with the dispute, our reputation and brand may be harmed. Furthermore, the ultimate resolution of such disputes may be adverse to our interests and as a result could negatively affect our results of operations and financial condition.

We face intense and increasing competition, which could adversely affect our business, financial condition and results of operations.

The market in which our platform competes is intensely competitive and characterized by rapid changes in technology, user expectations, industry standards, frequent introductions of new products and improvements to existing products. We expect competition to increase as other established or emerging companies enter the markets for digital assets, particularly with respect to wallets, exchanges and applications designed to support digital assets.

In particular, some of our competitors may have substantially broader and more diverse product and services offerings, allowing them to leverage existing commercial relationships, incorporate functionality into existing products, sell products and services with which we compete at zero or negative margins, offer fee waivers and reductions or other economic and non-economic concessions, bundle products, maintain closed technology platforms or render our platform unable to interoperate with such products. If they were to engage in predatory practices, it could harm our existing platform offerings or prevent us from creating viable products in other segments of the markets in which we participate. If we are unable to anticipate or effectively react to these challenges, our competitive position could weaken, and we could experience a decline in revenue or our growth rate that could materially and adversely affect our business, financial condition and results of operations.

If we are not able to effectively keep pace with technological developments that are attractive to our current and prospective users, our business, results of operations and financial condition could be adversely affected.

Because our platform is designed to operate on a variety of networks, applications, systems and devices, we will need to continually modify and enhance our platform to keep pace with technological advancements. There can be no assurance that updates to our platform will be released in a timely or cost-effective manner. In addition, they may contain errors or defects in operability within the Exodus Platform, which could make our platform become less marketable, less competitive or obsolete and our business, results of operations and financial condition may be adversely affected.

If we fail to effectively manage our growth, we may be unable to execute our business plan, maintain high-quality levels of support, ensure the security of our platform, adequately address competitive challenges or maintain our corporate culture, and our business, financial condition and results of operations would be harmed.

Our success depends on our ability to effectively manage the growth of our business. The Exodus Platform has experienced rapid organic growth since the market for digital assets began attracting widespread interest in 2017 and 2018. Our growth has placed, and is expected to continue to place, a strain on our management and our administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial and management systems and controls by, among other things: maintaining the integrity of our core business purpose, which is to design and provide the best user experience for digital assets; maintaining high levels of user support; ensuring the integrity and security of our platform and IT infrastructure; identifying and continuing to expand strategic relationships with third-party API Providers and executing agreements to integrate third-party software into the Exodus Platform; further improving our key business applications, processes and IT infrastructure; and enhancing our information and communication systems to ensure that our team members around the world are well coordinated and can effectively communicate with each other and our growing base of third-party API Providers and users.

Managing our growth will require significant capital expenditures and allocation of valuable management and employee resources. If we fail to manage our expected growth, the uninterrupted and secure operation of our platform and our compliance with the rules and regulations applicable to our operations, the quality of our platform and ability to compete could suffer. Any failure to preserve our culture also could further harm our ability to retain and recruit personnel, innovate and create new enhancements for our platform, operate effectively and execute on our business strategy.

We may be unable to raise additional capital needed to grow our business.

While we may need to raise additional capital to expand our operations, pursue our growth strategies and respond to competitive pressures or working capital requirements, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including diminished credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Such macroeconomic conditions could also make it more difficult for us to incur additional debt or obtain equity financing. Further, the digital asset industry has been negatively impacted by recent events such as the bankruptcies of Core Scientific, Celsius Network, Voyager Digital Ltd., Three Arrows Capital and FTX. In response to these events, the digital asset markets, including the market for Bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets and in Bitcoin. In light of conditions impacting our industry, it may be more difficult for us to obtain equity or debt financing in the future.

If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our Class A common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of our Class A common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, take other actions including accepting terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

We may pursue strategic transactions, which could be difficult to identify and implement, and could disrupt our business or change our business profile significantly.

Our ability as an organization to successfully acquire technologies or businesses is unproven. However, we believe that our long-term growth depends, in part, on our ability to develop and monetize additional aspects of our platform, which we may pursue through acquisitions, investments in other companies, partnerships, alliances or other strategic transactions. We cannot assure you that we will be able to identify suitable transactions and, even if we are able to identify such transactions, that we will be able to consummate any such acquisitions on acceptable terms. Any future strategic transactions we pursue may involve a number of risks that could adversely affect our business, financial condition and operating results.

Our holdings of digital assets expose us to exchange, security, valuation and liquidity risks, which could negatively affect us.

The market price of Bitcoin has historically been volatile and may affect our business by fluctuating the value of funds available to us which could materially and adversely affect our financial condition, results of operations and cash flows. Further, because we do not currently hedge our investment in Bitcoin, and do not intend to for the foreseeable future, we are directly exposed to Bitcoin’s price volatility and surrounding risks.

The market price of Bitcoin is impacted by a variety of factors and is determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. As described above, the digital asset industry has been negatively impacted by market price volatility. Such prices may also be subject to factors that impact commodities which could subject us to additional influence from fraudulent or illegitimate actors, real or perceived scarcity and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin, our Class A common stock price and manipulation of market prices for both Bitcoin and shares of our Class A common stock. Further, volatility in digital asset pricing could lead to other impacts such as increased risks of legal proceedings or governmental scrutiny of us and our affiliates, users, suppliers and partners either in the United States or in other jurisdictions. Continued volatility in the digital asset industry could adversely affect an investment in our Class A common stock.

Most of our expenses, like team member salaries, are denominated in U.S. dollars and paid using Bitcoin. At the time of payment, amounts are translated from U.S. dollar to Bitcoin based on the current Bitcoin rate (as determined by Gilded, see the section titled “Human Capital Management” in Part I, Item 1 of this report). The Bitcoin used for payments is primarily derived from revenue from ongoing operations received in Bitcoin. The company pays the transfer fees related to outgoing payments. We are subject to translational risk because we may be required to pay a larger amount of Bitcoin to satisfy these expenses if the dollar value of Bitcoin decreases. Certain of our other liabilities, expenses and costs must be paid in U.S. dollars, and we may be required to convert digital assets to U.S. dollars in order to satisfy those liabilities, expenses and costs. The U.S. dollar value of any given digital asset can fluctuate significantly and may be characterized by volatility. There can be no assurance that we will be able to exchange our digital assets for U.S. dollars on a timely basis, if at all, or for a fair price. If the value of our digital assets declines, or if we experience difficulties converting our digital assets to U.S. dollars, we may not have sufficient liquidity to satisfy our liabilities, expenses and costs as they become due, which may negatively affect our business operations and financial condition. For an example of the volatility, the price of Bitcoin was approximately $93,425 and $42,280 as of December 31, 2024, and 2023, respectively. To pay the same $100,000 of salary took approximately 1.07 Bitcoin on December 31, 2024, versus 2.37 Bitcoin on December 31, 2023. Additionally, the fair value price per unit of the other major asset in our treasury, Ether, increased approximately 46% from the end of 2023 to the end of 2024.

Additionally, digital assets are not subject to the protections typically enjoyed by more conventional types of financial assets, such as FDIC or Securities Investor Protection Corporation insurance. If our digital assets are lost, stolen or destroyed, we may not have adequate sources of recovery and, even if we can identify a third party responsible for such loss, theft or destruction, such third party may not have the financial resources sufficient to make us whole again. Digital asset networks may also be subject to vulnerabilities, such as a “51% attack” where, if a mining pool were to gain control of more than 50% of the “hash” rate, or the amount of computing and process power being contributed to the network through mining, a malicious actor would be able to gain full control of the network and the ability to manipulate the blockchain. A significant portion of an individual digital asset may be held by a small number of holders, who would have the ability to manipulate the price of the asset. In addition, we do not have insurance that covers our digital asset holdings in the event of loss or fraud. As a result, we may suffer a loss with respect to our digital asset holdings, and we may not be able to recover any of our carried value in these digital asset holdings if they are lost or stolen. If we are not otherwise able to recover damages from a malicious actor in connection with these losses, our business and results of operations may suffer, which may have a material negative impact on the price of our Class A common stock.

Our revenue may be adversely affected if the markets for Bitcoin, Tether, Ether and USDC deteriorate or if their prices decline.

Our revenue may be adversely affected if the markets for Bitcoin, Tether, Ether and USDC deteriorate or if their prices decline, including as a result of the following factors:

•
the reduction in mining rewards of Bitcoin, including block reward halving events, which are events that occur after a specific period of time and reduces the block reward earned by miners (the Bitcoin mining rewards system is expected to continue until 2140, when the proposed limit of 21 million Bitcoin is theoretically reached; in 2009, the reward for each block in the chain mined was 50 Bitcoin; since the first halving, the reward has been periodically reduced to 25, 12.5, and to 6.25 Bitcoins on May 11, 2020; the reward was again reduced to 3.125 when the latest Bitcoin halving occurred on April 19, 2024);
•
public sentiment related to the actual or perceived environmental impact of Bitcoin, Tether, Ether and USDC, and related activities, including environmental concerns raised by private individuals and governmental actors related to the energy resources consumed in the Bitcoin mining process;
•
disruptions, hacks, splits in the underlying networks also known as “forks,” attacks by malicious actors who control a significant portion of the networks’ hash rate such as double spend or 51% attacks, or other similar incidents affecting the Bitcoin or Ethereum blockchain networks;
•
hard “forks” resulting in the creation of and divergence into multiple separate networks, such as Bitcoin Cash and Ethereum Classic;
•
informal governance led by Bitcoin, Tether, Ether and USDC core developers that lead to revisions to the underlying source code or inactions that prevent network scaling, and which evolve over time largely based on self-determined participation, which may result in new changes or updates that affect their speed, security, usability or value;
•
the ability for Bitcoin and Ethereum blockchain networks to resolve significant scaling challenges and increase the volume and speed of transactions;
•
the ability to attract and retain developers and customers to use Bitcoin, Tether, Ether and USDC for payment, store of value, unit of accounting and other intended uses and the absence of another supported digital asset to attract and retain developers and customers for the same;
•
transaction congestion and fees associated with processing transactions on the Bitcoin and Ethereum networks and the absence of another supported digital asset to replace these transactions;
•
negative perception of Bitcoin, Tether, Ether and USDC;
•
development in mathematics, technology, including in digital computing, algebraic geometry and quantum computing that could result in the cryptography being used by Bitcoin, Tether, Ether and USDC becoming insecure or ineffective;
•
adverse legal proceedings or regulatory enforcement actions, judgments or settlements impacting cryptoeconomy participants;
•
regulatory, legislative or other compulsory or informal restrictions or limitations on Bitcoin, Tether, Ether and USDC lending, mining or staking activities;
•
many digital assets have concentrated ownership or an “admin key,” allowing a small group of holders to have significant unilateral control and influence over key decisions related to their crypto networks, such as governance decisions and protocol changes, as well as the market price of such digital assets; and
•
liquidity and credit risk issues experienced by other crypto platforms and other participants of the cryptoeconomy; and laws and regulations affecting the Bitcoin and Ethereum networks or access to these networks.

Staking poses risks to our users’ assets which, in turn, may damage our brand and reputation, discourage existing and future customers from utilizing Everstake’s services, and adversely impact our staking revenue earned through Everstake.

Certain supported digital assets enable holders to earn rewards by participating in decentralized governance, bookkeeping and transaction confirmation activities on their underlying blockchain networks, such as through staking activities, including staking through validation, delegating and baking. Staking allows users to “stake” supported digital assets held in their Exodus wallets by participating in blockchain validation through a third-party API Provider, Everstake. Everstake currently provides and is expected to continue to provide such services for certain supported crypto assets to our users in order to enable them to earn rewards based on crypto assets held in their Exodus wallets. Everstake’s network may further require customer assets to be transferred into smart contracts on the underlying blockchain networks not under Everstake’s or anyone’s control. If Everstake or smart contracts fail to operate as expected, suffer cybersecurity attacks, experience security issues or encounter other problems, our users’ assets may be irretrievably lost. In addition, certain blockchain networks dictate requirements for participation in the relevant decentralized governance activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the staker, delegator or baker acts maliciously on the network, “double signs” any transactions, or experience extended downtimes. If Everstake is slashed by the underlying blockchain network, our users’ assets may be confiscated, withdrawn or burnt by the network. Any penalties or slashing events could damage our brand and reputation, discourage existing and future customers from utilizing Everstake’s services, and adversely impact our staking revenue earned through Everstake.

Our platform or our API Providers’ platforms may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion and scams, which could adversely affect our business.

Our platform or our API Providers’ platforms may be exploited to facilitate illegal activity including fraud, money laundering, gambling, tax evasion and scams. We, our API Providers or our partners may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances. The use of our platform for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us. In the event that a customer is found responsible for intentionally or inadvertently violating the laws in any jurisdiction, we may be subject to governmental inquiries, enforcement actions, prosecution, or otherwise held secondarily liable for aiding or facilitating such activities. Owners of intellectual property rights or government authorities may seek to bring legal action against software providers for involvement in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume or increased costs could harm our business.

Moreover, while illegal activities are primarily facilitated through the use of fiat currencies, digital assets are relatively new and, in many jurisdictions, may be lightly regulated or largely unregulated. Many types of digital assets have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the irreversible nature of certain digital asset transactions, and encryption technology that anonymizes these transactions, that make digital assets susceptible to use in illegal activity. U.S. federal and state and foreign regulatory authorities and law enforcement agencies, such as the Department of Justice (“DOJ”), SEC, Commodities Futures Trading Commission (“CFTC”), FTC, OFAC or the Internal Revenue Service (“IRS”), and various state securities and financial regulators have taken and continue to take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving digital assets. We also support digital assets that incorporate privacy-enhancing features, and may from time to time support additional digital assets with similar functionalities. These privacy-enhancing digital assets obscure the identities of sender and receiver, and may prevent law enforcement officials from tracing the source of funds on the blockchain. Facilitating transactions in these digital assets may cause us to be at increased risk of liability arising out of anti-money laundering and economic sanctions laws and regulations.

Our users may be exposed to an API Provider experiencing insolvency or bankruptcy, which could adversely impact our business, operating results, and financial condition.

Our users may be exposed to an API Provider experiencing insolvency or bankruptcy. In the scenario that an API Provider would experience insolvency or bankruptcy during the period of time in which a user’s assets are exposed to the API Provider’s platform, it is possible that such digital assets may be considered the property of a bankruptcy estate and subject to bankruptcy proceedings. Such users could be treated as the API Provider’s general unsecured creditors.

For digital asset swap transactions, this risk would be limited to the brief period of time during which wallet users are engaged in an active crypto-asset transaction. For example, in connection with digital asset swap transactions a user may be exposed to an API Provider experiencing insolvency or bankruptcy when wallet users are engaged in an active crypto-asset transaction on an API Provider’s platform. As another example, if a staking API Provider like Everstake were to experience insolvency or bankruptcy, the impact on a user’s staked digital assets would depend on the type of digital asset and the staking protocol of the particular blockchain. A user can typically request to unstake digital assets at any time, and in the event of the API Provider’s insolvency or bankruptcy, a user would stop receiving rewards for that period, but its underlying digital assets would be preserved. In this scenario, a user would need to initiate the unstaking process according to the particular blockchain protocol’s requirements (e.g., a 28-day waiting period for ATOM). Following completion of the unstaking request, a user may elect to stake its digital assets with another API Provider and any rewards already earned and stored in a user’s wallet would remain unaffected.

For the Lightning Wallet function offered on the Exodus Platform, this function is provided by a custodial third-party API provider, Wallet of Satoshi (WOS). The custodial nature of the Lightning wallet means WOS does not provide seeds or private keys for self-custody and WOS assumes responsibility for the management of user funds. WOS’ ability to manage and accurately hold customer digital assets requires a high level of internal controls. We are limited in our ability to influence or manage the controls and processes of our API Providers and may be dependent on our API Providers’ operations, liquidity and financial condition to manage these risks. Any inability by WOS or another API Provider to maintain safeguarding procedures, perceived or otherwise, could, in turn, harm our public perception and, in turn, our business, operating results, and financial condition.

We do not conduct diligence with respect to the exchanges, market makers and other third parties our API Providers may contract with to conduct the services they provide to our users.

The Exodus Platform allows users to access the services offered and performed by our API Providers. The services provided by our API Providers allow users to engage in transactions such as digital asset exchanging, fiat onboarding and staking products for over 21,000 digital assets. We conduct KYB and other diligence with respect to our API Providers, and we understand that, in turn, the API Providers conduct AML and KYB procedures with respect to their service providers in accordance with their respective policies, procedures and regulatory obligations. However, we do not independently conduct diligence with respect to the third parties with which our API Providers contract. For example, we do not conduct diligence with respect to the exchanges and market makers with which our API Provider’s contract to support the services they provide to their users (including any users from the Exodus Platform). Because Exodus does not independently conduct diligence with respect to these third parties, we cannot assure users as to these third parties or the processes and procedures our API Providers use to engage such third parties.

Our API Providers and the third parties with whom they contract may be subject to financial, legal, regulatory, and labor issues, cybersecurity incidents, disruptions, interruptions, and other misconduct of which we are not aware. Should any of the foregoing materialize and lead to disruptions or issues in third party operations, risks to our users may include loss of information stored with or provided to the API Provider, along with loss of access to the digital assets or fiat currency used in any pending transaction with the API Provider. In such instances, because we do not control the operations of any of our API Providers or third parties with which they contract, we will be unable to intervene and can make no assurances as to the outcome of any issue or dispute between the user and API Provider. In these scenarios, users may blame or become dissatisfied with the Exodus Platform as a result of these negative experiences, which could adversely affect our ability to access or sell our digital services and subject us to legal or regulatory scrutiny, reputational harm and significant financial losses.

We have previously identified a material weakness in our internal control over financial reporting, which we have not fully remediated. Because of our failure to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the price of our Class A common stock.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The Company had previously identified material weaknesses in the Company’s control environment whereby the Company did not design and maintain effective internal control over financial reporting with respect to the expertise and quantity of its resources. Specifically, management did not effectively execute a strategy to hire, train, and retain a sufficient quantity of personnel with an appropriate level of training, expertise and experience in certain areas important to financial reporting. In addition, we also identified a material weakness whereby management did not design and implement effective control activities based on the criteria established in the Committee of Sponsoring Organizations framework. Management has committed to remediating these material weaknesses as promptly as possible and has implemented its remediation plan as discussed further in “Item 9A. Controls and Procedures”. However, we cannot provide any assurances that the measures that we have taken or will take will be sufficient to remediate this material weakness, and we also cannot assure you that we have identified all of our existing material weaknesses.

Our success depends on our ability to attract and retain key technical, user support and management personnel while supporting the onboarding and career development of our team members.

Our ability to successfully execute on our business plan depends on the contribution of our senior management team as well as other key talent including platform development, operations, user support, general administrative functions and our creative and engineering teams. We have previously and may continue to experience increasing competition for available talent in the workforce as reflected by the low unemployment rate, shortages of available industry talent and increasing costs to retain employees. As a result, we could experience inefficiencies or a lack of business continuity due to employee turnover, new team members’ lack of historical knowledge and lack of familiarity with the business processes, operating requirements, purpose and culture, policies and procedures and key information technologies and related infrastructure used in our day-to-day operations and financial reporting. We may also experience additional costs as new employees learn their roles and gain necessary experience, in addition to the cost of hiring new individuals.

If we were to lose the services of members of our senior management team or other key talent, whether due to death, disability, resignation or termination of employment, our ability to successfully implement our business strategy, financial plans, marketing and other objectives could be significantly impaired. In addition, if we are unable to attract and retain qualified key talent, we may not be able to effectively and efficiently manage our business and execute our business plan.

If we are required to reclassify independent contractors as employees, we may incur additional costs and taxes which could adversely affect our business, financial condition, results of operations and prospects.

We use a significant number of independent contractors in our international operations for whom we do not pay or withhold any employment tax based on their location or jurisdiction. Whether an individual is an employee or an independent contractor depends on applicable local law and may be subject to multiple, fact-intensive factors. There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. Foreign tax authorities may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties. Additionally, individual independent contractors could initiate legal actions asserting rights of employment in their various jurisdictions, which could include claims for unpaid wages or other benefits that are required by local laws. If we are required to pay employer taxes or pay backup withholding with respect to prior periods and/or any other amounts with respect to or on behalf of our independent contractors, our operating costs will increase, which could adversely impact our business, financial condition or results of operations. Additionally, if we are the subject of individual legal actions or government investigations related to our independent contractors, the dispute resolution process could be expensive and time consuming and result in the diversion of resources that could otherwise be deployed to grow our business. Even if any such dispute or investigation were to be resolved in our favor, we may be unable to recoup the expenses and other diverted resources committed to resolving the dispute or investigation and, if we receive negative publicity in connection with any such dispute, our reputation and brand may be harmed.

Our international operations expose us to additional risks and failure to manage those risks could materially and adversely impact our business.

While Exodus does not have physical infrastructure globally, we do have contractors and two subsidiaries outside of the United States and contracts with international third-party API Providers. Our international operations and any expansion internationally could subject us to a variety of additional risks and challenges, including:

•
changing macroeconomic conditions in our markets, including as a result of inflation (and related monetary policy actions in response to inflation) and the ongoing longer-term impact of changes in international trade policies;
•
providing our platform and operating our business in different languages, among different cultures and time zones;
•
compliance with foreign privacy, data protection, security laws and regulations, data localization requirements, trade laws, antitrust and competition laws, human rights laws, and a variety of other local, national and multinational regulations and laws, and the risks and costs of non-compliance;
•
compliance with U.S. laws and regulations for foreign operations, including anti-bribery laws, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to acquire new users in certain foreign markets and the risks and costs of noncompliance;
•
greater difficulty in enforcing contracts and accounts receivable collection;
•
limitations on our ability to market our platform in foreign markets;
•
differing technical standards, existing or future regulatory and certification requirements and required features and functionality;
•
political and economic conditions and uncertainty in each country or region in which we operate;
•
reduced or uncertain protection for intellectual property rights and contractual rights in some countries;
•
greater risk of unexpected changes in regulatory practices, tariffs, sanctions, trade barriers, tax laws and treaties; and
•
differing employment practices and labor relations issues.

While we believe we have implemented appropriate measures that are designed to ensure that we are in compliance with foreign laws and regulations, failure to mitigate the risks associated with our international providers could impact our ability to conduct our business as planned which could materially and adversely impact our business. In addition, increased political and economic conditions and uncertainty, geo-political regional conflicts, terrorist activity, political unrest, civil strife, acts of war, government shutdowns, product boycotts, travel or immigration restrictions, tariffs and other trade restrictions, public health risks or pandemics, energy policy or restrictions, public corruption, expropriation and other economic or political uncertainties, including inaccuracies in our assumptions about these factors, could interrupt and negatively affect our business operations.

We actively monitor the impact of the dynamic macroeconomic environment and manage our business to adjust to such conditions. For example, any geo-political unrest could cause disruptions in the Company’s business and lead to interruptions, delays or loss of critical data. Specifically, financial and digital asset markets may be negatively affected by the conflict between Russia and Ukraine and the conflict between Israel and the Gaza Strip. Although we believe the digital asset industry remains resilient, as demonstrated by our increase in our volume in 2024, we cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted by these ongoing economic conditions, however, we believe we are well-positioned to operate effectively through the present environment.

Operational costs may exceed the award for solving blocks or transaction fees. Increased transaction fees may adversely affect the usage of the Bitcoin network.

Miners generate revenue from both newly created Bitcoin (known as the “block reward”) and from fees taken upon verification of transactions. If the aggregate revenue from transaction fees and the block reward is below a miner’s cost, the miner may cease operations. Additionally, in the event of a fork of the Bitcoin network, some miners may choose to mine the alternative new Bitcoin resulting from the fork, thus reducing processing power on the original blockchain. Further, the incentives for miners to contribute processing power to the Bitcoin network is set to decrease over time. As a result of the Bitcoin network’s “halving” mechanism, the block reward that miners receive for successfully mining a block are cut in half each time the Bitcoin network mines 210,000 blocks. This type of “halving” event generally occurs once every four years and will continue until the maximum possible 21 million Bitcoin have been mined and released into circulation. Currently, there are approximately 19 million Bitcoin that have been mined and are in circulation.

In approximately 2140, new Bitcoin tokens will no longer be awarded for adding a new block and miners will only have transaction fees to incentivize them. As a result, it is expected that miners will need to be better compensated with higher transaction fees to ensure that there is adequate incentive for them to continue mining. If transaction confirmation fees become too high, the marketplace may be reluctant to use Bitcoin. This may result in decreased usage and limit expansion of the Bitcoin network in the retail. Conversely, if the reward for miners or the value of the transaction fees is insufficient to motivate miners, they may cease expending processing power for any blockchain to solve blocks and confirm transactions. Ultimately, if the awards of new Bitcoin for solving blocks declines and transaction fees for recording transactions are not sufficiently high to incentivize miners, or if the costs of validating transactions grow disproportionately, miners may operate at a loss, transition to other networks or cease operations altogether. Each of these outcomes could, in turn, slow transaction validation and usage, which could have a negative impact on the Bitcoin network, which is the primary network used for Exodus’ operations.

An acute cessation of mining operations would reduce the collective processing power on the Bitcoin network, which would adversely affect the transaction verification process by temporarily decreasing the speed at which blocks are added to the blockchain and make the blockchain more vulnerable to a malicious actor obtaining control in excess of 50% of the processing power on the blockchain. Reductions in processing power could result in material, though temporary, delays in transaction confirmation time, which could delay receipt of revenue and payment of our operating expenses.

Our business could be adversely impacted by the decision of foreign governments, internet service providers or others to block transmission from IP addresses on which our platform depends in order to enforce certain internet content blocking efforts.

The evolving design of our platform may create challenges for various organizations, including governments, that seek to block certain content based on IP address “blacklists” or other mechanisms. If these challenges become too difficult for those organizations to overcome, they could make the decision to block content in an over broad manner or block completely websites of providers that integrate with our platform. For example, the Chinese government restricts access to certain Google Cloud services from within the People’s Republic of China, and users of our mobile platform have experienced degraded functionality in China due to these restrictions on our platform’s ability to connect with those services. Some of these blocking efforts would be out of our control once they have been put in place and may limit our ability to provide our platform or third-party apps on a fully global basis, which could reduce demand for our platform among current or potential users and adversely impact our business, results of operations and financial condition.

Our tax information reporting obligations with respect to digital asset transactions are subject to change.

Although we believe we are currently compliant with U.S. tax reporting and withholding requirements with respect to our customers’ digital asset transactions, the scope and application of such requirements is set to change following finalized regulations (the “Regulations”) by the USDOT and the IRS published on December 27, 2024. Barring legislative or regulatory action in the interim, these Regulations will treat us as a broker for tax purposes of reporting for sales of digital assets effected on or after January 1, 2027. As of February 2025, Congress was working to advance a joint resolution of disapproval under the Congressional Review Act, which would effectively nullify the Regulations and prohibit any future promulgation of substantially similar rules. If implemented as is, however, the Regulations will require us to invest substantially in new compliance measures. If the IRS determines that we are not in compliance with our tax reporting or withholding requirements with respect to customer digital asset transactions, we may be exposed to significant taxes and penalties, which could adversely affect our financial position. Any actual or perceived failure by us to comply with the above or any other emerging tax regulations that apply to our operations could harm our business.

We are subject to changes in tax laws, treaties or regulations in various jurisdictions.

We operate in various jurisdictions and are subject to changes in applicable tax laws, treaties or regulations in those jurisdictions. A material change in the tax laws, treaties or regulations, or their interpretation, of any jurisdiction with which we do business, or in which we have significant operations, could adversely affect us. For example, the new Pillar 2 approach, which came into effect in 2023 in certain jurisdictions, will establish a global minimum tax rate of 15%, such that multinational enterprises with an effective tax rate in a jurisdiction below this minimum rate will need to pay additional tax. While many aspects of the application of Pillar 2 remain to be clarified with respect to the implementation of the Organization for Economic Cooperation and Development’s approach in their tax treaties and domestic tax laws in the jurisdictions in which we or our subsidiaries operate or based, Pillar 2 did not apply in the year ended December 31, 2024.

We are a remote company, meaning that our team members work remotely which poses a number of risks and challenges that can affect our business, operating results, and financial condition. We are increasingly dependent on technology in our operations and if our technology fails, our business could be adversely affected.

As a remote company, we face a number of unique operational risks. For example, technologies in our team members’ homes may not be robust enough and could cause the networks, information systems, applications, and other tools available to team members and service providers to be limited, unreliable, or unsecure. Additionally, we are increasingly dependent on technology as a remote-only company and if we experience problems with the operation of our current IT systems or the technology systems of third parties on which we rely, that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. In addition, in a remote-only company, it may be difficult for us to develop and preserve our corporate culture and our team members may have decreased opportunities to collaborate in meaningful ways. Any impediments to preserving our corporate culture and fostering collaboration could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

Risks Related to Our Industry

Due to the unfamiliarity or negative publicity associated with digital assets, confidence or interest in digital asset platforms may decline which could adversely affect our business, results of operations and financial condition.

The Exodus Platform is built around holding, transferring, exchanging and using digital assets, which means our business depends on growth in the public’s adoption and acceptance of digital assets and the underlying blockchain technology to maintain and increase demand for the Exodus Platform. During 2022, multiple companies such as Core Scientific, Celsius Network, Voyager Digital Ltd., Three Arrows Capital and FTX and several of its affiliates all declared bankruptcy. While the FTX app was available on the Exodus Platform until we removed it in November 2022, it was never material to our business or results of operations. Following these events, users’ confidence in trading of digital assets has decreased and the digital asset market has experienced negative publicity and extreme price volatility. The decrease in confidence in digital assets has had and may continue to have a negative impact on our business, including a decline in users, transaction-based API fees and value of the digital assets held by Exodus.

The new and rapidly evolving market for digital assets and related services is subject to a high degree of uncertainty.

The growth of the digital asset industry, as well as the blockchain networks on which digital assets rely, is subject to a high degree of uncertainty regarding consumer adoption and long-term development. The slowing or stopping of the development, general acceptance and adoption of digital assets and blockchain networks may deter or delay the acceptance and adoption of the Exodus Platform or the applications on the Exodus Platform. The factors affecting the further development of the digital asset industry, as well as blockchain networks, include, without limitation: worldwide growth in the adoption and use of digital assets and other blockchain technologies; the regulatory environment relating to digital assets and blockchains; the maintenance and development of the OSS protocol of blockchain networks; a decline in the popularity or acceptance of digital assets and related services; the availability of other forms or methods of buying and selling goods and services or trading assets, including new means of using government-backed currencies or existing networks; and general economic conditions globally and in the United States. For example, there is currently relatively limited use of digital assets in the retail and commercial marketplace in comparison to relatively extensive use as a store of value. Digital assets are not currently a form of legal tender in the United States and have only recently become selectively accepted as a means of payment for goods and services by some retail and commercial outlets, and the use of such assets by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for digital asset transactions; process wire transfers to or from digital asset trading venues, companies or service providers; or maintain accounts for persons or entities transacting in digital assets or providing related services. In addition, some taxing jurisdictions, including the U.S., treat the use of certain digital assets as a medium of exchange for goods and services to be a taxable sale of such assets, which could discourage the use of such assets as a medium of exchange, especially for a holder of such assets that have appreciated in value.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in digital asset-related activities.

A number of companies that engage in Bitcoin and/or other digital asset-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with digital assets may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. To the extent that such events may happen to us, they could have a material adverse effect on our business, prospects or operations.

Risks Related to Regulation

The regulatory regime governing blockchain technologies, digital assets and securities is uncertain and new regulations or policies may materially adversely affect the development and utilization of the Exodus Platform.

As a general matter, laws and regulations of digital assets, blockchain technologies and digital asset exchanges are currently undeveloped, vary among federal, state, local and international jurisdictions and are subject to significant uncertainty. Specifically, the laws and regulations governing un-hosted self-custody wallet providers like Exodus are currently undeveloped and many domestic and international laws and regulations that apply to digital assets, blockchain technologies and digital exchanges are not applicable to our core wallet business.

As digital assets, blockchain technologies and digital asset exchanges continue to expand in popularity and market size, laws and regulations governing un-hosted self-custody wallet providers like Exodus may also develop. In order to ensure compliance with these rules, regulations and laws, we monitor these areas closely and invest significant resources in our legal, compliance, product and engineering teams to ensure our business practices evolve to help us comply with the current laws, regulations and legal standards to which we are subject, as well as to plan and prepare for changes in interpretations thereof, as well as additional laws, regulations, and legal standards that are introduced in the future.

Despite our efforts to comply with applicable laws and regulations, any actual or perceived failure to meet applicable requirements may result in an adverse effect on our business. As an example of how the uncertain and developing regulatory regime for digital assets, blockchain technologies and digital exchanges may impact our business as a self-custody wallet provider, earlier this year, the FCA published new rules relating to how digital assets can be marketed to consumers. Specifically, companies seeking to promote digital assets in the U.K. to retail consumers are required to register with the FCA or have any marketing approved by an authorized company. The Company cannot register with the FCA because it operates a self-custodial wallet, and the rules are focused on asset custodians. Therefore, in anticipation of these rules taking effect on October 8, 2023, the Company took steps before the deadline to comply with the new FCA rules by modifying its marketing materials to avoid a determination by the FCA that it was promoting digital assets.

Even with the steps taken by the Company, and although at the time the Company believed it was in compliance with such rules, the FCA utilized the broad nature of the new rules to state that the Company is not in compliance with the rules and placed the Company on its Warning List in November 2023. In April 2024, following months of constructive dialogue with the FCA, the FCA removed the Company from its Warning List. Had the Company failed to reach an agreement with the FCA to be removed from the Warning List, it may have had a negative effect on the Company’s financial performance and operations and, in the future, we could have been subject to a variety of civil, criminal and administrative fines, penalties, orders and actions as a result of our business activities.

To the extent we are required to comply with new regulations, or if licenses or other authorizations are required in one or more jurisdictions in which we operate or will operate, there is no guarantee that we will be able to comply with such regulations or be granted such licenses or authorizations. We may need to change our business model to comply with these legal or regulatory requirements, licensing and/or registration requirements in order to avoid violating applicable laws or regulations. Various legislative and executive bodies in the U.S. and in other countries may, in the future, adopt laws, regulations, guidance or other actions which may severely impact the development and growth of the Exodus Platform. Failure by Exodus, or certain users of the Exodus Platform, to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines. Despite our efforts to comply with applicable laws and regulations, any actual or perceived failure to meet applicable requirements may result in an adverse effect on our business.

Further, as digital assets, blockchain technologies and digital asset exchanges continue to expand in popularity and market size, federal and state agencies have begun to regulate their use and operation. State regulators in New York, Texas, New Hampshire, North Carolina and Washington have created new regulatory frameworks, published guidance on existing laws and regulations or amended their state’s statutes to include cryptocurrencies in their existing licensing requirements. Federal law continues to evolve as well. The USDOT, the SEC and the Commodity Futures Trading Commission (“CFTC”) and the IRS have published guidance on the treatment of digital assets. Both federal and state agencies have instituted enforcement actions against those violating their interpretation of existing laws. While we have implemented policies and procedures, including geo-blocking technology, designed to help monitor for and ensure compliance with existing and new laws and regulations, there can be no assurance that we and our employees, contractors and agents will not violate or otherwise fail to comply with such laws and regulations.

Certain digital assets traded using third-party services integrated within our platform or other programs could be viewed as “securities” for purposes of federal or state regulations and could subject us to regulatory scrutiny, inquiries, investigations, fines and other penalties.

Offers and sales of securities in the United States are required under the Securities Act to either be registered with the SEC or to qualify for an exemption from federal registration and may also be required to be registered with applicable state regulators. Certain digital assets could fall within the definition of a security. While we do not engage in trading of digital assets on our platform or otherwise engage in the business of effecting transactions in securities for the account of others on our platform, we receive compensation from the third-party exchanges that have connected to our Exchange Aggregator. We have created two separate fee structures for the third-party exchanges that have connected to our Exchange Aggregator. For services offered by API Providers to persons located in the United States, we charge fees based on a volume-based, tiered monthly subscription structure payable to us in arrears once a month. For services offered by API Providers to persons located outside the United States, we generally utilize a transaction-based structure to charge API Providers a percentage of the underlying value of the digital asset transaction. We expect to continue our subscription-based model for services offered by API Providers to persons located inside the United States.

Certain digital assets could fall within the definition of a security, and the SEC has taken the position, through enforcement actions, that certain digital assets are securities including, but not limited to, Binance USD (BUSD), Solana (SOL), Cardano (ADA), Polygon (MATIC), Cosmos (ATOM), The Sandbox (SAND), Decentraland (MANA) and Axie Infinity (AXS). While we do not engage in trading of digital assets on our platform or otherwise engage in the business of effecting transactions in securities for the account of others on our platform, we receive compensation from the API Providers that have connected to our Exchange Aggregator. It is possible that a receipt of compensation based on the percentage of digital assets exchanged could be deemed to be the receipt of transaction-based fees for facilitating transactions in unregistered securities, and that we could be found to be facilitating or engaged ourselves and in violation of the federal and state securities laws, which could have a negative effect on our business, financial condition and results of operations. Historically, approximately 24% of our active users have been located in the U.S. at any given time.

We do not believe we have an obligation to register as a transfer agent under the Exchange Act, but a regulator may disagree.

It is possible that we could be viewed as a transfer agent for purposes of federal or state law. Because our platform allows our users to connect through APIs to exchanges that permit the transfer of digital assets, it is possible that if such digital assets were deemed to be securities, the SEC or another regulator could determine that we have acted as a transfer agent. We do not consider ourselves a transfer agent under the Exchange Act because our platform does not provide the services described in the definition of a “transfer agent” under the Exchange Act. However, it is possible that the SEC or another regulator could disagree with our position. If that were the case, we could be forced to register as a transfer agent and comply with applicable law, which could lead to our experiencing significant costs and could force us to change or cease our operations. Any of these developments could have a negative effect on our business, financial condition and results of operations.

We do not believe we have an obligation to register with the SEC as a clearing agency, though the SEC may disagree.

We have taken the position that we are not a clearing agency under the Exchange Act because the Exodus Platform does not provide the services described in the definition of a clearing agency under the Exchange Act. However, it is possible that the SEC or another regulatory agency could disagree with our position. If so, we could be forced to register as a clearing agency and comply with applicable law, which could lead to significant costs and could force us to change or cease our operations. Any of these developments could have a negative effect on our business, financial condition and results of operations.

We do not believe we have an obligation to register the platform as an exchange or alternative trading system, though a regulator may disagree.

Exchanges and alternative trading systems (“ATSs”) are networks that constitute, maintain or provide a marketplace or facilities to aggregate orders of multiple purchasers and sellers of securities by displaying trading interests entered on the system to users through consolidated quote screens or receiving orders for processing and execution. This does not include systems that have only one seller for each security (e.g., the issuer), even if there are multiple buyers. Entities that are engaged as an exchange or ATS, with respect to securities, are subject to federal registration and significant regulatory oversight by the SEC and Financial Industry Regulatory Authority (“FINRA”). We do not consider ourselves an exchange or ATS because our platform does not provide the services that are undertaken by an exchange or ATS; however, it is possible that the SEC or another regulator could disagree with our position and require us to register and comply with applicable law, which could lead to significant costs and could force us to change or cease our operations.

We do not consider ourselves a statutory underwriter under the Securities Act, though a regulator may disagree.

We do not believe staking services offered to users of the Exodus Platform through third-party apps, such as Everstake, are deemed to be securities offerings. If a regulator were to disagree, we could be deemed a “statutory underwriter” under Section 2(a)(11) of the Securities Act and subject to additional regulatory obligations which could have a negative effect on our business, financial condition and results of operations.

We are not registered as a money transmitter or money services business, and our business may be adversely affected if we are required to do so.

It is possible that we could be found to be a money services business (“MSB”) at the federal level and/or a money transmitter at the state level. MSBs include, among other businesses, a person providing money transmission services such as the acceptance and transmission of currency, funds or other value that substitutes for currency from one person another location or person by any means. Because of the breadth of this definition, Financial Crimes Enforcement Network (“FinCEN”) regulations state that whether a person is a money transmitter is ultimately a facts and circumstances determination. In addition to registration obligations at the federal level, virtually every U.S. state (and the District of Columbia) requires entities providing money transmission services to be licensed by the appropriate state agency responsible for the supervision of financial institutions. State laws regulating money transmission are not uniform, but generally define money transmission to include the acceptance and transmission of money or monetary value to a location within or outside the United States by any means.

FinCEN has provided guidance indicating that without having total independent control over the value in users’ wallets, and where the value stored in the wallet is the property of the owner, such a business may fall outside the scope of MSB registration requirements. We believe that we do not meet the definition of an MSB because Exodus does not exercise total independent control over the value in our users’ wallets, accept or transmit cryptocurrency on behalf of any user or otherwise act as an intermediary for exchange of currencies by taking possession of such digital assets. For the same reasons, we believe we are outside the scope of state licensing requirements of a money transmitter. However, if we were deemed to be an MSB at the federal level, and/or a money transmitter at the state level, we could be subject to significant additional regulation, which could affect our business and operations.

Regardless of the revenue structure for our Exchange Aggregator, we could be deemed a broker-dealer because certain digital assets on the Exodus Platform may currently be deemed to be securities, and we would likely experience difficulty in complying with the broker-dealer financial responsibility rules.

Because some digital assets may currently be considered securities by regulators, it is possible that our activities with respect to digital assets, including digital asset staking, would cause us to be viewed as a “broker” or “dealer” under federal or state law.

If we were deemed to be a broker-dealer, as defined in the federal securities laws, we would have to comply with a number of regulatory requirements, including compliance with regulations that govern broker-dealer financial responsibility, such as Exchange Act Rule 15c3-3(b), which relates to establishing and maintaining physical possession or control of a user’s digital asset securities. It is likely that we would experience significant challenges in attempting to comply with these regulations and may not be able to achieve such compliance. Due to the nature of digital asset securities, if we were deemed to be a broker-dealer, it would likely be difficult for us to comply with the requirements to obtain and maintain physical possession or control of all fully paid or excess securities carried for the account of users. In addition, obtaining an exemption from such custody rules would likely result in significant financial costs and management resources and we may not be able to obtain such an exemption. For example, in the ATS Role in the Settlement of Digital Asset Security Trades, SEC Staff No-Action Letter (Sep. 25, 2020), the SEC Staff described an acceptable process for regulated self-custodial ATS exchanges, but such process would be costly to implement and operate. It is likely that we would not be able to implement and operate such a process. Should we be deemed to be a broker-dealer, and should we not be able to either obtain an exemption from or implement acceptable processes for compliance with the broker-dealer financial responsibility rules, we would be deemed not in compliance with the appropriate broker-dealer regulations. Such non-compliance would likely have a materially adverse effect on our business and financial operations. Moreover, pursuant to Section 29(b) of the Exchange Act, any contract made by Exodus in violation of any provision of the Exchange Act, including a sale of securities deemed to have been made by Exodus as an unregistered broker-dealer to an investor, would be voidable at the option of the investor. A successful claim by an investor would generally require the return of an amount equal to the purchase price and rescission of the purchase contract.

Regardless of the revenue structure for digital asset staking offered through Everstake, we could be deemed a broker-dealer if the services that users can obtain related to these digital assets are securities under U.S. federal securities law, and we would likely experience difficulty in complying with the broker-dealer financial responsibility rules.

It is possible that our activities with respect to digital assets, including digital asset staking, would cause us to be viewed as a “broker” or “dealer” under federal or state law. Because the services that users can obtain related to these digital assets may be considered securities by regulators, the fees we receive from Everstake or other exchanges could potentially raise regulatory issues related to whether the recipient of the fees is required to register as a broker-dealer under the Exchange Act. We believe that our fee structure does not require us to register as a broker-dealer, however, there is no guarantee that regulatory agencies will ultimately agree with our position, and we may be required to stop offering access to digital asset staking.

Failure to comply with anti-bribery and anti-corruption laws and similar laws, could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S. Code § 201 and possibly other anti-bribery and anti-corruption laws in countries outside of the United States where we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted to prohibit companies, their employees, agents, representatives, business partners and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

We sometimes leverage third parties to sell our products and conduct our business abroad. Exodus, our team members, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies, or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of such parties even if we do not explicitly authorize such activities. As we increase our international sales and business, our risks under these laws may increase.

Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, results of operations and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources, significant defense costs and other professional fees.

Furthermore, we rely on third parties for our KYC and other compliance obligations. If these third parties fail to effectively provide these services, we may be subject to adverse consequences as described above.

Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our platform and adversely affect our business.

Although we believe we are operating in compliance with the laws of jurisdictions in which Exodus operates, these laws and regulations are evolving, may impose inconsistent or conflicting standards among jurisdictions, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

For example, foreign countries and governmental bodies, including the European Union ("EU") and United Kingdom ("U.K.") and other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection, use, retention, security and transfer of the personal data of individuals in those jurisdictions. We may become subject to GDPR and U.K. GDPR, which impose stringent privacy and data protection requirements, and could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. Additionally, the GDPR (covering the European Economic Area), U.K. GDPR and Swiss data protection regimes impose strict rules on the transfer of personal data out of the EU, U.K. or Switzerland to a “third country,” including to the United States. As an un-hosted self-custody wallet provider, we do not process the personal data of our customers and therefore, compliance with these regimes do not currently have a material impact on our business. However, any actual or perceived breach of the GDPR or U.K. GDPR in the future could further add to our compliance costs, limit how we process information, or lead to reputational damage, regulatory investigations or fines. For example, if regulators assert that we have failed to comply with the GDPR or U.K. GDPR, we may be subject to fines. We may also face civil claims, as well as associated costs, diversion of internal resources, and reputational harm.

Aspects of the GDPR, U.K. GDPR, California Consumer Privacy Act (“CCPA”), Swiss Secretariat for Economic Affairs (“SECO”) and other laws, regulations, industry standards and other obligations related to privacy, data protection and data security remain uncertain. As such, compliance may require us to incur additional costs, modify our data handling practices and restrict our business operations. It is also possible that these laws, regulations, industry standards and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our policies and procedures, the Exodus Platform or our services. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to modify the Exodus Platform or services or make changes to our business activities and practices. We may be unable to make such changes and modifications in a commercially reasonable manner, or at all, and our ability to develop new offerings and features could be limited.

Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, any actual or perceived failure to meet applicable requirements may result in an adverse effect on our business. We also expect that there will continue to be new proposed laws, regulations and standards relating to privacy and data protection in various jurisdictions, and we cannot determine the impact such laws, regulations and standards may have on our business.

We are subject to export control, import and sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.

Under U.S. export control and sanctions laws and regulations, including EAR and various economic and trade sanctions administered by OFAC, our business activities are subject to various restrictions related to the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and require authorization for the export of certain encryption items. Although we take precautions to prevent our software and services from being accessed or provided in violation of such laws, we may have previously allowed our software to be downloaded by individuals or entities potentially located in countries or territories subject to U.S. trade embargoes, potentially in violation of U.S. sanctions laws. In December 2018, we received an administrative subpoena issued by OFAC seeking information regarding potential transactions with individuals in Iran. In response, we conducted a comprehensive review that covered all countries and territories subject to U.S. trade embargoes administered by OFAC. We submitted a voluntary self-disclosure and subpoena responses regarding potential violations to OFAC, and took remedial action designed to prevent similar activity from occurring in the future. In June 2024, OFAC issued a Pre-Penalty Notice informing the Company that OFAC intends to impose a civil monetary penalty for alleged violations of U.S. sanctions laws. The alleged violations involve the free download of the un-hosted self-custodial Exodus wallet by users potentially located in Iran, Syria, Sudan, and the Crimea region of Ukraine, as well as the provision of customer support to users potentially located in Iran and Crimea. We submitted a response to the Pre-Penalty Notice, which asserts a range of factual and legal defenses to these allegations, and have continued to cooperate with OFAC. Our responses are currently under review by OFAC and as of the date of this report, no amount has been accrued as we are unable to predict the outcome of this matter or reasonably estimate any possible loss. If OFAC decides to issue a final Penalty Notice, a civil monetary penalty may be assessed. If the Company decides to challenge a final Penalty Notice in federal court, the Company would incur additional legal fees. There is no guarantee that such a challenge will result in a reduction to any amount in the final Penalty Notice, and any such amounts may be material to our business, operating results and prospects.

The limited rights of legal recourse available to us expose us and our investors to the risk of loss of our Bitcoin for which no person is liable.

At this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen digital assets. Although law enforcement agencies like the Federal Bureau of Investigation have recovered stolen Bitcoin, recovery efforts have been labor intensive. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business, prospects, operations and potentially the value of any Bitcoin we acquire or hold for our own account.

Risks Related to Ownership of Our Class A Common Stock

The market prices and trading volume of our shares of Class A common stock may experience rapid and substantial price volatility which could cause purchasers of our Class A common stock to incur substantial losses.

Shares of our Class A common stock may experience rapid and substantial price and trading volume volatility unrelated to our financial performance, which could cause purchasers of our Class A common stock to incur substantial losses. Extreme fluctuations in the market price and trading volume of our Class A common stock may occur in response to:

•
strong and atypical retail investor interest, including on social media platforms and online forums;
•
direct access by retail investors to broadly available trading platforms;
•
the amount and status of short interest in our securities;
•
access to margin debt;
•
trading in options, derivatives or any other related hedging on our Class A common stock;
•
actual or anticipated variations in our operating and financial performance, including projected operational and financial results and failure to meet those projections;
•
our inability to pay dividends or other distributions or repurchase shares of our Class A common stock;
•
changes in market valuations of similar companies;
•
market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing stockholders;
•
any major change in our Board, management or key personnel;
•
actions by institutional or significant stockholders;
•
speculation in the press or investment community about our company or industry;
•
strategic actions by us or our competitors, such as acquisitions or other investments;
•
legislative, administrative, regulatory or other actions affecting our business or industry, including positions taken by the IRS;
•
investigations, proceedings or litigation that involve or affect us;
•
the occurrence of any of the other risk factors included in this report;
•
general market and economic conditions; and
•
other trading factors.

We cannot assure you that the market price and trading volume of our Class A common stock will not fluctuate or decline significantly in the future, in which case you could incur substantial losses. Further, the market price and trading volume of our shares of Class A common stock may fluctuate dramatically, regardless of any developments in our business.

Sales of substantial amounts of our Class A common stock in the public market, or the perception that they might occur, could reduce the price that our Class A common stock might otherwise attain.

We cannot predict what effect, if any, future issuances by us of our Class A common stock will have on the market price of our Class A common stock. In addition, shares of our Class A common stock that we may issue in connection with any acquisition may not be subject to resale restrictions. The market price of our Class A common stock could drop significantly if certain large holders of our Class A common stock, or recipients of our Class A common stock in connection with any acquisition, sell all or a significant portion of their shares of Class A common stock or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, these sales could impair our ability to raise capital through the sale of additional Class A common stock in the capital markets.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.

We have never declared or paid any cash dividends on our common stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, including our executive officers, team members and directors and their affiliates, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our authorized common stock is divided into two series, denominated as “Class A common stock” and “Class B common stock.” Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share. Holders of Class A common stock and Class B common stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law or our amended and restated certificate of incorporation.

As of December 31, 2024, the stockholders holding shares of Class B common stock collectively beneficially own shares representing approximately 96% of the voting power of our outstanding common stock. Messrs. Richardson and Castagnoli, each an executive officer and director of the Company, control approximately 91% of the voting power of our outstanding common stock. Because of our dual class structure, we anticipate that, for the foreseeable future, these individuals will continue to be able to control all matters submitted to our stockholders for approval, including the election and removal of directors.

These holders of Class B common stock may vote in a way which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, whether or not for value, except for certain transfers described in our amended and restated certificate of incorporation, including, without limitation, transfers for tax and estate planning purposes, so long as the transferring holder of Class B common stock continues to hold exclusive voting and dispositive power with respect to the shares transferred. All shares of Class B common stock will convert automatically into shares of Class A common stock upon the date on which the Class B common stock ceases to represent at least 10% of the total voting power of our outstanding common stock. The conversion of shares of Class B common stock into shares of Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term, which may primarily include our executive officers and directors.

Provisions of our Certificate of Incorporation and our Bylaws could discourage potential acquisition proposals and could deter or prevent a change in control.

Certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws could have the effect of delaying, deferring or discouraging another person from acquiring control of our company, delaying or preventing changes in control of our management team, Board, governance or policy and could limit the price that some investors might be willing to pay for shares of our common stock. These provisions: prohibit our stockholders from calling special meetings of our stockholders; include the absence of cumulative voting; authorize our Board to designate and issue one or more series of preferred stock without stockholder approval, the terms of which may be determined at the sole discretion of our Board; reflect the dual class structure for our common stock; and restrict the forum for certain litigation against us to certain federal or Delaware state courts. These provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board determines is in our best interests and that of our stockholders.

We are not subject to the provisions of Section 203 of the Delaware General Corporation Law, which could negatively affect your investment.

In general, Section 203 of the Delaware General Corporation Law (“Section 203”) prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our Board and/or without giving us the ability to prohibit or delay such takeovers as effectively.

We are currently a “controlled company” and, as a result, qualify for and could rely on exemptions from certain corporate governance requirements.

Our directors and officers currently have beneficial ownership of a majority of the total voting power. As a result, we are considered a “controlled company” within the meaning of the corporate governance standards of the NYSE American and are exempt from certain stock exchange corporate governance requirements that would otherwise apply, which include (i) the requirement that a majority of the board of directors consists of independent directors, (ii) requirement that director nominees be selected either by the independent directors or a nomination committee comprised solely of independent directors and (iii) the requirement that the compensation of officers be determined, or recommended to the board of directors for determination, either by the independent directors or a compensation committee comprised solely of independent directors. We have elected to be exempt from some or all corporate governance requirements of the NYSE American and, as a result, you may not have the same protections afforded to stockholders of companies that are subject to all the corporate governance requirements of the NYSE American.

Risks Related to Ownership of Our Common Stock Tokens

The distributed ledger technology used by Securitize, the Transfer Agent, is novel with respect to our Common Stock Tokens and has been subject to limited testing and usage.

Each share of Class A common stock has a corresponding Common Stock Token, and the Common Stock Tokens are maintained by Securitize. The infrastructure that facilitates peer-to-peer transactions in our Common Stock Tokens is a novel system and has been subject to only limited testing and usage, which subjects it to the following risks, including:

•
the possibility of undiscovered technical flaws;
•
the possibility that cryptographic security measures that authenticate transactions and the distributed ledger could be compromised;
•
the possibility that new technologies or services inhibit access to the blockchain network used by the Common Stock Tokens; and
•
the possibility that Securitize does not competently manage transfers, potentially disrupting transfers of Common Stock Tokens.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 1C. Cybersecurity.

Our cybersecurity program is designed to protect our information, and that of our customers, against cybersecurity threats that may result in adverse effects on the confidentiality, integrity, and availability of our information systems. Our cybersecurity risk management program, which is integrated into our overall enterprise risk management program, includes policies, processes and technologies to assess, identify and manage risks from cybersecurity threats and leverages the National Institute of Standards and Technology Cybersecurity Framework.

Governance

Our Board, with assistance from its Audit Committee, oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats. Our Audit Committee receives reports on significant cybersecurity developments from the management team responsible for overseeing the Company’s risk and cybersecurity management processes, including our Chief Compliance Officer and VP of Infrastructure & Security. We also have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported to our Board in a timely manner.

At the management level, our VP of Infrastructure & Security leads the team responsible for implementing, monitoring and maintaining our cybersecurity risk management program across our business. He has extensive cybersecurity knowledge and skills gained from over 15 years of relevant work experience, including various leadership and management roles in information technology at the Company and elsewhere. He also has a Bachelor of Science in information systems.

Risk Management and Strategy

Our cybersecurity program includes technical safeguards, including automated tools managed and monitored by our cybersecurity team. Additionally, we regularly conduct penetration and vulnerability testing and tabletop exercises, along with regular employee training on cybersecurity matters. We also employ systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems we use.

While we have not identified any material cybersecurity threats or incidents in the last year that have had a material adverse effect on our business, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. For more information on our cybersecurity related risks, see “Item 1A. Risk Factors—Risks Related to Our Business – Any actual or perceived failure of the Exodus Platform to block malware or prevent failures or security breaches or other cybersecurity incidents could harm our reputation, cause the Exodus Platform to be perceived as insecure, underperforming or unreliable, impede our efforts to attract and retain users and otherwise negatively impact our business, results of operations and financial condition.” of this report.

Item 2. Properties.

We operate completely remotely and do not maintain any physical properties. We believe that our remote working operations are adequate to meet our needs for the immediate future, and that, if necessary, suitable physical space will be available to accommodate any expansion of our operations.

Item 3. Legal Proceedings.

For a description of material legal proceedings in which we are involved, see Note 11. Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Class A common stock is traded on the NYSE American under the symbol “EXOD.” Trading of our Class A common stock commenced on December 18, 2024 in connection with our uplisting to the NYSE American.

Our Class B common stock is not listed on any stock exchange nor traded on any public market.

Dividend Policy

We have never declared or paid any cash dividends on our common stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board and will depend on many factors, including our financial condition, results of operations, liquidity, earnings, projected capital and other cash requirements, legal requirements, restrictions in the agreements governing any indebtedness we may enter into, our business prospects and other factors that our Board deems relevant.

Stockholders

As of December 31, 2024, there were 6,605 and 13 registered stockholders of record of our Class A common stock and Class B common stock, respectively. Many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, and we are unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” “Forward Looking Statements,” and in other parts of this Annual Report on Form 10-K.

Overview of Our Business

We are engaged principally in the business of creating and distributing self-custodial wallets for digital assets. Because a majority of our revenue is derived from services provided by API Providers to persons located outside the United States pursuant to a transaction-based structure, our profitability is dependent on a number of factors including the pricing of digital assets, the volume of transactions and the quality of our third-party relationships.

Our revenues are primarily derived from digital asset-related transactions and consist of fees from third-party API agreements. These API agreements typically consist of transaction-based contracts and tiered subscription contracts where fees are generated based on transaction volume which is primarily driven by users interacting with the API providers.

Our expenses primarily consist of:

•
Technology, development, user support
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
USDC
Stablecoin	Exchange Aggregation; Fiat Onboarding	Ethereum, Algorand, Avalanche, Binance Smart Chain, Arbitrum, Fantom, Polygon, Optimism, Solana, Tron
Other
All other digital assets	Exchange Aggregation; Fiat Onboarding; Staking	Multiple Blockchains

(1) See “Material Characteristics of the Digital Assets Material to our Business by Revenue” in the paragraph below for a narrative description of the material characteristics of these digital assets.

Material Characteristics of the Digital Assets Material to our Business by Revenue

• Bitcoin: Bitcoin is a digital asset that can be transferred among participants on the Bitcoin network on a peer-to-peer basis. Bitcoin is primarily used to pay for goods and services and is generally considered a substitute for gold, cash or forms of electronic payment. Unlike other means of electronic payments, it can be transferred without the use of a central party, making its management “decentralized.” A material characteristic of the digital asset is also its scarcity, as only 21 million Bitcoin will ever exist. Bitcoin is the most widely accepted cryptocurrency by merchants, although overall adoption for retail and commercial services currently remains limited and Bitcoin is often converted to a fiat currency, such as the U.S. dollar, immediately upon acceptance by the merchant.

• Tether: Tether is a cryptocurrency and stablecoin intended to offer price stability in the cryptocurrency market and to hold stable value against certain fiat currencies, including the U.S. dollar, EURO and Mexican peso. Tether tokens are widely adopted across major exchanges and wallets, and the U.S. Dollar pegged coin is named USDT. Generally, stablecoins are backed by the value of a different asset to keep the price stable, including fiat currency, cryptocurrency or commodities like gold. Different stablecoins have adopted different methods of stabilization, but Tether is backed by cash equivalents and short-term deposits. Unlike Bitcoin and Ether, Tether is a centralized cryptocurrency managed and issued by Tether. While Tether is meant to maintain a stable value, it is not risk-free and is not immune to fluctuations in price. A range of factors may cause Tether to “depeg” from the pegged asset, including supply and demand, market volatility, market confidence and adoption, counterparty risk, liquidity risk and technology risk. As a result, it is possible for Tether to fluctuate significantly in value over time, particularly when the value of the U.S. dollar changes due to inflation.

• Ether: Ethereum is an open-source decentralized blockchain network that supports the creation of apps, custom tokens, and general programs using smart contracts. The primary cryptocurrency of the Ethereum blockchain is Ether (ETH), which is used to power the network. The Ethereum blockchain is home to thousands of fungible and non-fungible tokens, as well as many other decentralized apps focused on building out web3 - a decentralized internet.

• USDC: USDC is a cryptocurrency and stablecoin backed by fully reserved assets. It is intended to hold stable value against the U.S. dollar and is commonly used as a method of payment in the digital asset markets, including for Bitcoin. Unlike Bitcoin, USDC is a centralized cryptocurrency issued by the Centre Consortium (a group co-founded by Coinbase Global Inc. and Circle Internet Financial Limited). Similar to other stablecoins, USDC is subject to risk and price fluctuations.

The following table shows revenue earned from our API Providers in relation to our primary revenue driver, exchange aggregation, involving the digital assets shown in the table above, disaggregated by geography (based on the addresses of the Company’s API Providers).

	Revenue for the Years Ended December 31,
(in thousands)	2024	2023
BTC
Republic of the Marshall Islands	$13,801	$7,545
Hong Kong	9,235	3,285
British Virgin Islands	3,461	2,594
Seychelles	5,563	2,511
Other(1)	1,432	180
Total	$33,492	$16,115

Tether
Republic of the Marshall Islands	$7,889	$3,773
Hong Kong	5,485	3,171
British Virgin Islands	3,477	2,176
Seychelles	3,469	2,196
Other(1)	870	176
Total	$21,190	$11,492

Ether
Republic of the Marshall Islands	$4,355	$1,976
Hong Kong	1,679	1,686
British Virgin Islands	3,926	2,331
Seychelles	2,331	869
Other(1)	707	66
Total	$12,998	$6,928

USDC
Republic of the Marshall Islands	$861	$611
Hong Kong	733	467
British Virgin Islands	1,044	960
Seychelles	960	649
Other(1)	241	73
Total	$3,839	$2,760

Other Digital Assets
Republic of the Marshall Islands	$7,703	$3,907
Hong Kong	7,608	2,983
British Virgin Islands	9,819	3,120
Seychelles	7,621	4,296
Other(1)	2,831	920
Total	$35,582	$15,226

All Digital Assets
Republic of the Marshall Islands	$34,609	$17,812
Hong Kong	24,740	11,592
British Virgin Islands	21,727	11,181
Seychelles	19,944	10,521
Other(1)	6,081	1,415
Total	$107,101	$52,521

(1) No other individual jurisdiction accounted for more than 10% of exchange aggregation revenue in each respective year.

For more information regarding the characteristics of digital assets, see “Item 1. Business – Our Industry.” These digital assets are generally available in all jurisdictions in which the Exodus Platform is available. See “Note 3—Revenue Recognition” to our consolidated financial statements included in this Annual Report on Form 10-K.

Business-to-Business Partnerships

XO Swap

We contract with third parties to provide them with a connection to our Exchange Aggregator and, in turn, receive both transaction-based and subscription-based fees in accordance with our agreement with the applicable API Provider. For purposes of our API agreements, the API Provider does not make a distinction between the source of the user, meaning we earn transaction-based or subscription-based revenue, as applicable, from our API Providers in connection with both Exodus users and users sourced through XO Swap. For example, in September 2024, we announced our second XO Swap partnership with Ledger to introduce XO Swap to Ledger Live™. This partnership allows Ledger users to access our Exchange Aggregator directly from their Ledger self-custody wallets. As a result of this integration, Ledger users have access to all services offered and performed by our API Providers for over 21,000 digital assets, with any swapped digital assets delivered directly to the user’s Ledger wallet. Like transactions involving Exodus users, XO Swap transactions occur as on-chain transactions that are transparent and secure.

Passkeys

In July 2024, Exodus announced the launch of Passkeys Wallet. The Passkeys Wallet is a self-custody multi-chain wallet that allows developers to embed a digital asset wallet into their dApp or platform. Passkeys allows users to create and fund their embedded wallet directly within the application they are using, without the need for cumbersome seed phrases, browser extensions, or email verifications and is designed to provide a frictionless and secure user experience to further accelerate Web3 onboarding and dApp integration. This integration is designed to simplify the process and elevate security for users, while providing a seamless multi-chain experience that supports Bitcoin, Polygon, Solana, Ethereum, Arbitrum One, Avalanche C-Chain, Base, BNB Chain, Mantle, and Optimism.

When a user creates a Passkeys Wallet, a private key for the wallet is generated and encrypted with an encryption key. This encryption key is required to decrypt the private key and access the wallet. The encryption key is stored by the service used by the user in what is referred to as a “passkey.” Exodus does not store or have access to the passkey. For example, if a user has an Apple device, Apple storage infrastructure will store the user’s passkey whereas a user with a Google device will have its passkey stored using Google’s storage infrastructure. The passkey is secured with the same authentication method (Face ID, Touch ID, PIN, or password) that the user uses to unlock their device. Whenever a user wants to access their Passkeys Wallet, the user can access the Passkeys Wallet by using the same authentication method the user uses to unlock their device. This means users can create, connect, and access a digital asset wallet directly from a platform like a dApp without downloading and installing anything, without an account, without email or SMS verification, and without needing to remember or write down their private keys or 12-word secret recovery phrase.

2024 Highlights

During 2024, we made progress around our main growth initiatives, which are Exodus Platform User Growth and Marketing, Partnership Strategy, and Acquisitions.

Exodus Platform User Growth and Marketing

For the year ended December 31, 2024, we saw our monthly active users ("MAUs") increase 64% year over year to 2.3 million MAUs. Marketing spend increased to $4.8 million which was an increase of $4.7 million versus 2023.

Partnership Strategy

We collectively refer to our XO Swap and Passkeys product offerings as business-to-business partnerships.

XO Swap – delivers our Exchange Aggregator technology to partner companies. Revenues generated from our business-to-business partnerships during 2024 grew from 2% of our revenue in the first quarter of 2024 to over 12% of revenue in the fourth quarter of 2024. We have built our Exchange Aggregator over the past decade and we believe these results have validated the value that it can provide partners as well. Over the next few years, we intend to develop more products to offer, leveraging the experience and technology we have built for our own platform to add value to the digital asset and broader FinTech communities.

Passkeys Technology - We are actively building out our Passkeys Wallet technology. As of December 31, 2024, Passkeys Wallet boasts 0.2 million users. While we are still evaluating potential use cases for this technology, we believe that its frictionless onboarding capability provides Exodus with newfound integration potential in viral products and trends – even viral Web2 applications and trends. We plan to continue investing in this technology and expect future increases to our development costs as a result.

Acquisitions

Exodus did not acquire any companies in 2024. However, we have identified a pipeline of potential targets. While there can be no guarantees that we will be able to acquire any of the potential targets on acceptable terms or at all, we believe we are well positioned to successfully execute on our acquisition strategy by leveraging our scale, access to capital markets, and overall liquidity position. To that end, we have incurred transaction-related expenses already in early 2025 and expect that trend to continue in the near term.

Known Trends and Uncertainties

Cloud based infrastructure expense – Cloud infrastructure expenses increased by $2.9 million for the year ended December 31, 2024, compared to the prior year. We anticipate increased cloud infrastructure expenses as the platform continues to grow due to increased database capacity and new users.

Investment in human capital - Costs related to investment in human capital (including recruiting costs, salary, incentive and compensation costs) increased $7.7 million for the year ended December 31, 2024, compared to the prior year. As the Exodus platform continues to expand, we anticipate the need to add more team members to accommodate the growth in our business, which is expected to materially increase both operating expenses as a result of the impact on the human capital costs described above. Human capital costs are also expected to increase due to the need to add additional team members to address compliance with the evolving regulatory environment, including as a publicly traded company.

Marketing expenses – Marketing-related costs increased $4.7 million for the year ended December 31, 2024, compared to the prior year. Historically, we have primarily focused on an organic growth-based marketing strategy. In the year ended December 31, 2024, the increase was primarily due to increased spending on website advertisements targeted at digital asset focused spaces and on online platforms, such as the App Store, and marketing agency expenses. To date, we have primarily focused our marketing strategy toward user growth. We continue to evaluate our marketing strategy, and in the future, may decide to refocus the current strategy, to a more competitive approach, which would be expected to further increase marketing-related expenses.

Monthly Active Users

To measure user activity, we primarily rely on the number of MAUs of our Exodus Platform. We define an MAU as any user with activity history in any month. A user has “activity history” if, in the last calendar month, the user performed any activity within the application such as opening their application to check digital asset prices, reading news, or accessing the services of our API Providers. MAUs provide a measurement of user engagement, allowing management to compare engagement over time. MAUs consist of both funded wallets and unfunded wallets. Because Exodus users do not have accounts, users do not close an account. Therefore, users may be inactive one month and active the next as they re-engage with the platform. A growing MAUs measurement over time indicates that interest in the Exodus Platform is increasing. Management views increasing interest in the Exodus Platform over time as a key indicator of increasing revenue, especially for MAUs outside of the United States as the likelihood of revenue generating transactions increases as user interest increases.

MAUs were 2.3 million and 1.4 million as of December 31, 2024 and 2023, respectively, reflecting a year over year increase of 0.9 million, or 64%. We believe this increase in MAUs was primarily attributable to a positive movement in consumer-related sentiment related to the cryptocurrency markets, leading to higher prices and increased trading activity. The addition of our business-to-business partnerships helped increase MAUs by an additional 0.2 million users or 9%. Our strategic focus remains on expanding our active user base, improving app features, and expanding our business-to-business partnerships. We believe that over the long term, interest in digital assets and digital asset markets will continue to increase. However, during any given period, we cannot be certain that our MAU growth efforts will be effective or that interest in digital assets will remain or continue to increase.

Results of Operations

Results of operations for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
REVENUES	$116,272	$56,185	$60,087	107
EXPENSES (INCOME)
Technology, development, and user support	46,033	30,517	15,516	51
General and administrative	39,506	18,505	21,001	113
Gain on digital assets, net	(96,111)	(1,431)	(94,680)	6,616
Impairment on assets	336	207	129	62
Staking and other income	(1,244)	(72)	(1,172)	1,628
Other loss (gain)	209	(248)	457	(184)
Interest income	(3,315)	(2,174)	(1,141)	52
Income before income taxes	130,858	10,881	119,977	1,103
INCOME TAX (EXPENSE) BENEFIT	(17,900)	1,905	(19,805)	(1,040)
NET INCOME	$112,958	$12,786	$100,172	783
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	725	(783)	1,508	(193)
COMPREHENSIVE INCOME	$113,683	$12,003	$101,680	847

Revenues increased $60.1 million, or 107%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily driven by exchange aggregation revenue, which increased $54.6 million, or 104%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. Additionally, revenue from the remaining products (fiat onboarding, staking, consulting, and other) increased $5.5 million, or 150%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The revenue growth from all sources for the year ended December 31, 2024, was primarily attributable to user growth, including as a result of higher retention and reactivation rates (as discussed under “Monthly Active Users” above) and, for exchange aggregation, fiat onboarding, consulting and other growth related to our business-to-business partner efforts. For the year ended December 31, 2024, five API Providers each accounted for more than 10% of our revenues and collectively generated 77% of revenue. For the year ended December 31, 2023, five API providers accounted for more than 10% each of revenues and collectively generated 84% of revenue.

The following table summarizes the revenue by users of the platform and the business-to-business partnerships for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024		2023
Exchange aggregation - users	$99,386	85.5%	$52,521	93.5%
Exchange aggregation - partnerships	7,715	6.6	-	-
Fiat onboarding - users	3,926	3.4	2,381	4.2
Fiat onboarding - partnerships	15	-	-	-
Staking - users	2,284	2.0	881	1.6
Consulting - users	19	-	25	-
Consulting - partnerships	1,288	1.1	282	0.5
Other - users	136	0.1	95	0.2
Other - partnerships	1,503	1.3	-	-
Revenues	$116,272	100.0%	$56,185	100.0%

Technology, development and user support expenses increased $15.5 million, or 51%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to a $3.1 million increase in team member compensation and benefit expense as a result of increased headcount to accommodate for our increase in user base and implementing new services in the platform, a $2.9 million increase in cloud infrastructure service costs due to increased database capacity needs as a result of the continued expansion of our platform and addition of new users, a $5.7 million increase in partner fee expense related to our new business-to-business partnerships, a $0.9 million increase in software amortization expense, a $1.2 million decrease in capitalized labor.

General and administrative expenses increased $21.0 million, or 113%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. This increase was primarily due to a $4.6 million increase in team member compensation and benefit expenses, a $6.3 million increase in legal and consulting expenses, a $1.9 million increase in meeting and travel expenses, a $4.7 million increase in marketing expenses, a $0.3 million increase in subscription expenses, a $0.3 million increase in donations and a $2.0 million increase in foreign currency expense.

During the year ended December 31, 2024, the Company recognized net realized gains from exchange of digital assets of $7.7 million and net unrealized gains from remeasurement of digital assets of $88.4 million. For the year ended December 31, 2023, the Company recorded net gain on digital assets of $1.4 million.

Income tax expense was $17.9 million for the year ended December 31, 2024 compared to a benefit of $1.9 million for the year ended December 31, 2023. The effective tax rate during 2024 was 13.6% compared to (17.3)% in 2023. For the year ended December 31, 2024, the change from the effective rate was primarily due to a benefit related to stock option exercises net of non-deductible executive compensation, increases related to the net tax benefit from U.S. Foreign Derived Intangible Income permanent tax benefit, foreign tax, and change in valuation allowance. For the year ended December 31, 2023, the change from the effective rate was primarily due to increases related to stock-based compensation and digital asset acquisition costs offset by a decrease related to the net tax benefit from U.S. Foreign Derived Intangible Income permanent tax benefit and change in valuation allowance.

Liquidity and Capital Resources

Overview

Our primary source of funding is from API fee revenues. We fund our operational costs from these revenues. Our primary use of funds is payment of our operating costs, which consist mostly of compensation and benefit expenses and security costs. As of the date of this filing, based on current operating plans, we believe that our existing cash and cash equivalents, treasury bills, USDC and digital assets, together with cash generated from our operations, will be sufficient to fund our operations and anticipated growth for the next twelve months and thereafter for the foreseeable future. We may seek to opportunistically raise additional capital through private or public equity securities offerings in the future.

We expect that increased market acceptance of digital assets and blockchain technology, combined with our expected continued growth of the Exodus platform, market acceptance of our services and ability to attract and retain users on our platform, should support our ability to generate sufficient cash to meet our requirements and plans for cash.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	Change
Net cash (used in) provided by operating activities	$(12,042)	$692	$(12,734)
Net cash provided by (used in) investing activities	$43,887	$(9,128)	$53,015
Net cash used in financing activities	$(5,338)	$(682)	$(4,656)

Net Cash (Used In) Provided By Operating Activities

Net cash used in operating activities increased from December 31, 2023 to December 31, 2024 by $12.7 million. The primary drivers of the change were higher net gains on digital assets of $94.7 million, an increase of $34.9 million in operating activities settled in digital assets and USDC, and an increase of $6.6 million in working capital, partially offset by a change in net income of $100.2 million and $23.1 million in increases from deferred tax expense. The primary drivers of the increase in operating activities settled in digital assets and USDC included an increase to revenue of $54.1 million related to increased transaction volume partially offset by $22.8 million of conversion of digital assets and USDC to cash for use in operational expenses.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities increased from December 31, 2023 to December 31, 2024 by $53.0 million. The increases were related to $32.2 million of digital assets sold for cash and $24.0 million of net change in treasury bills investments and redemptions, partially offset by purchases of $2.5 million of digital assets.

Net Cash Used In Financing Activities

Net cash used in financing activities increased from December 31, 2023 to December 31, 2024 by $4.7 million. This was primarily driven by cash used for the repurchase of shares of our common stock to pay employee withholding taxes as a part of our 2019 and 2021 Plan.

Total Digital Assets and Liquid Assets

The following tables show the Company’s holdings of digital assets and cash and cash equivalents (including treasury bills with a maturity date of less than three months), USDC, and treasury bills with a maturity date of greater than three months.

The digital asset holdings as of December 31, 2024 and 2023 were (in thousands, except units):

	Units	Cost Basis	Fair Value
As of December 31, 2024
Bitcoin	1,941	$69,707	$181,238
Ether	2,655	4,967	8,847
Other	10,036,242	7,882	6,274
Digital assets		$82,556	$196,359

	Units	Carrying Value	Fair value
As of December 31, 2023
Bitcoin	1,787	$32,262	$75,050
Ether	2,538	2,022	5,739
Other	4,625,187	726	2,443
Digital assets		$35,010	$83,232

The liquid asset holdings as of December 31, 2024 and 2023 were (in thousands):

	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
As of December 31, 2024
Cash and cash equivalents	$37,883	$37,883	$-	$-
USDC	12	12	-	-
Treasury bills	30,490	30,490	-	-
Total liquid assets	$68,385
As of December 31, 2023
Cash and cash equivalents	$11,376	$11,376	$-	$-
USDC	517	517	-	-
Treasury bills	43,151	43,151	-	-
Total liquid assets	$55,044

Material Capital Commitments

Exodus currently has no material commitments for capital expenditures. At this time, we currently believe that our cash on hand, as well as the sources of liquidity described above, will be sufficient to fund our operations through the next twelve months and thereafter for the foreseeable future.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes.

Certain of our accounting policies, as discussed below, involve a higher degree of judgment and complexity in their application and, therefore, represent the critical accounting estimates used in the preparation of our consolidated financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For additional discussion of our critical accounting estimates, as well as our significant accounting policies, see “Note 2—Summary of Significant Accounting Policies” to our consolidated financial statements in this report.

Income Taxes

We determined that income taxes involve critical estimates based on management’s significant judgments to determine our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets, including, for example, compliance with the 2017 United States Tax Cuts and Jobs Act. To the extent that our estimates and assumptions materially change, or if actual circumstances differ materially from those in the assumptions, our financial statements could be materially impacted.

We utilize the asset and liability method for computing our income tax provision. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as operating loss, capital loss and tax credit carryforwards, using enacted tax rates. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. Assessing the need for a valuation allowance requires a great deal of judgment and we consider all available evidence to determine whether it is more likely than not that our deferred tax assets are recoverable. We evaluate all available evidence including, history of earnings and losses, taxable income forecasts and whether the evidence is objective. See Note 10, “Income Taxes” to our consolidated financial statements in this report.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be maintained by the examination of taxing authorities. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized within the provision for income taxes. See “Note 10—Income Taxes” to our consolidated financial statements in this report.

For U.S. federal tax purposes, digital asset transactions are treated for tax purposes by recognizing a gain or loss when digital assets are exchanged, in the amount of the difference between the fair market value of the property received and the tax basis of the exchanged digital assets. Receipts of digital assets in exchange for goods or services are included in taxable income at the fair market value on the date of receipt.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market price risk of digital assets

A large portion of our revenue generated from API providers is received in Bitcoin. A decline in the market price of digital assets had (and could in the future, have) an adverse effect on the Company's operations, the value of our digital assets, and our future operations and cash flows.

The market price of Bitcoin is impacted by a variety of factors and is determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. The digital asset industry has previously been negatively impacted by market price volatility. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin. There can be no assurance that we will be able to exchange our digital assets for U.S. dollars on a timely basis, if at all, or for a fair price. If the value of our digital assets declines, or if we experience difficulties converting our digital assets to U.S. dollars, we may not have sufficient liquidity to satisfy our liabilities, expenses and costs as they become due, which may negatively affect our business operations and financial condition. A hypothetical 10% increase or decrease in the digital assets held would have resulted in a change to the fair value of $19.6 million and $8.3 million as of December 31, 2024 and 2023, respectively.

Interest rate risk

Our exposure to changes in interest rates primarily relates to interest earned on our cash and cash equivalents and U.S. Treasury bills with maturities of approximately six months or less. We had no outstanding debt subject to interest rate risk as of December 31, 2024, and, consequently, we do not currently expect to be exposed to fluctuations in interest rates for the foreseeable future.

Our investment policy and strategy related to our cash, cash equivalents, and treasury bills is to preserve capital and meet liquidity requirements without increasing risk. Our cash and cash equivalents consist of money market funds denominated in

56

U.S. dollars, cash deposits, and treasury bills acquired with less than three months to maturity. Treasury bills outside of cash and cash equivalents include amounts acquired with three months to twelve months to maturity. Therefore the fair value of our cash, cash equivalents, and treasury bills would not be significantly affected by either an increase or a decrease in interest rates. A hypothetical 100 basis points increase or decrease in average interest rates applied to our daily balances held as of December 31, 2024 and 2023, would have resulted in a $0.7 million and $0.5 million increase or decrease, respectively, in interest earned on cash, cash equivalents, and treasury bills. The Federal Reserve has increased the Federal Funds Rate over 500 basis points since March 31, 2021 to control current levels of inflation and as of December 31, 2024, the Federal Funds Rate was 4.33%. A decrease in interest rates is possible. A hypothetical 500 basis points increase or decrease in average interest rates applied to our daily balances held as of December 31, 2024 and 2023, which hypothetical basis point increase corresponds closely to the increase of the Federal Funds Rate since early 2021, would have resulted in a $3.4 million and $2.7 million increase or decrease, respectively, in interest earned on cash, cash equivalents, and treasury bills.

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

We recognized net foreign currency loss of $1.1 million and gain of $1.0 million for the years ended December 31, 2024 and 2023, respectively, in general and administrative expense, net in the consolidated statements of operations and comprehensive income. If an adverse 10% foreign currency exchange rate change was applied to total monetary assets, liabilities, and commitments denominated in currencies other than the functional currencies at the balance sheet date, it would not have a material impact on our financial results.

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

Foreign currency translation risk

Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. We recognized gains on translation adjustments, net of tax, of $0.7 million for the year ended December 31, 2024, compared to a loss on translation adjustments, net of tax, of $0.8 million for the year ended December 31, 2023, in the consolidated statements of operations and comprehensive income. As of December 31, 2024 and 2023, a 10% increase or decrease on foreign currency exchange rates for translation purposes would not have a material impact on our financial results.

57

PART II—OTHER INFORMATION

Item 8. Financial Statements and Supplementary Data.

58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Exodus Movement, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Exodus Movement, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for crypto assets effective January 1, 2024, due to adoption of Accounting Standards Update ("ASU") No. 2023-08 Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets ("ASU 2023-08").

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

March 6, 2025

We have served as the Company's auditor since 2023.

Exodus Movement, Inc.

Consolidated Balance Sheets

as of December 31, 2024 and 2023

(In thousands, except share and par value)

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,883	$11,376
U.S. dollar coin ($0 and $500 USDC restricted as of December 31, 2024 and 2023, respectively)	12	517
Treasury bills	30,490	43,151
Accounts receivable	7,654	3,240
Prepaid expenses	2,326	1,440
Other current assets	4,430	5
Total current assets	82,795	59,729
OTHER ASSETS
Fixed assets, net	357	317
Digital assets	196,359	35,010
Software assets, net	6,129	8,051
Other long-term asset	109	-
Indefinite-lived assets	2,146	1,945
Other investments	100	100
Deferred tax asset	-	6,567
Total other assets	205,200	51,990
TOTAL ASSETS	$287,995	$111,719
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,162	$1,061
Other current liabilities	7,183	6,485
Total current liabilities	8,345	7,546
LONG-TERM LIABILITIES
Other long-term liabilities	344	412
Deferred tax liability	21,779	-
Total long-term liabilities	22,123	412
Total liabilities	30,468	7,958
STOCKHOLDERS' EQUITY
Preferred stock
$0.000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Class A Common Stock
$0.000001 par value, 300,000,000 shares authorized,	-	-
8,460,707 issued and outstanding as of December 31, 2024	-	-
4,320,005 issued and outstanding as of December 31, 2023	-	-
Class B Common Stock
$0.000001 par value, 27,500,000 shares authorized,	-	-
19,749,388 issued and outstanding as of December 31, 2024	-	-
21,760,855 issued and outstanding as of December 31, 2023	-	-
ADDITIONAL PAID IN CAPITAL	124,387	122,558
ACCUMULATED OTHER COMPREHENSIVE LOSS	(752)	(1,477)
RETAINED EARNINGS (ACCUMULATED DEFICIT)	133,892	(17,320)
Total stockholders' equity	257,527	103,761
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$287,995	$111,719

The accompanying notes are an integral part of these consolidated financial statements.

Exodus Movement, Inc.

Consolidated Statements of Operations and Comprehensive Income

for the Years Ended December 31, 2024 and 2023

(In thousands, except per share amounts)

	Year Ended December 31, 2024	Year Ended December 31, 2023

REVENUES	$116,272	$56,185
EXPENSES (INCOME)
Technology, development, and user support	46,033	30,517
General and administrative	39,506	18,505
Gain on digital assets, net	(96,111)	(1,431)
Impairment on assets	336	207
Staking and other income	(1,244)	(72)
Other loss (gain)	209	(248)
Interest income	(3,315)	(2,174)
Income before income taxes	130,858	10,881
INCOME TAX (EXPENSE) BENEFIT	(17,900)	1,905
NET INCOME	$112,958	$12,786
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	725	(783)
COMPREHENSIVE INCOME	$113,683	$12,003
Net income per share
Basic net income per share of common stock - Class A	$4.30	$0.50
Basic net income per share of common stock - Class B	$4.30	$0.50
Diluted net income per share of common stock - Class A	$3.52	$0.41
Diluted net income per share of common stock - Class B	$3.52	$0.41
Weighted average number of shares and share equivalents outstanding
Weighted average number of shares used in basic computation - Class A	5,371	3,909
Weighted average number of shares used in basic computation - Class B	20,925	21,797
Weighted average number of shares used in diluted computation - Class A	9,051	7,185
Weighted average number of shares used in diluted computation - Class B	23,012	23,976

The accompanying notes are an integral part of these consolidated financial statements.

Exodus Movement, Inc.

Consolidated Statements of Stockholders’ Equity

for the Years Ended December 31, 2024 and 2023

(In thousands)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Class A	Class B	Paid In	Comprehensive	(Accumulated	Stockholders'
	Shares	Shares	Capital	Loss	Deficit)	Equity
BALANCES as of January 1, 2023	3,544	21,798	$116,644	$(694)	$(30,106)	$85,844
Stock-based compensation	-	-	6,576	-	-	6,576
Exercised options, net of options withheld for taxes	-	13	33	-	-	33
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	725	-	(695)	-	-	(695)
Conversion of Class B to Class A	51	(51)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(783)	-	(783)
Net income	-	-	-	-	12,786	12,786
BALANCES as of December 31, 2023	4,320	21,760	$122,558	$(1,477)	$(17,320)	$103,761
Cumulative effect adjustment to the opening balance of retained earnings for ASU 2023-08 adoption, net of tax	-	-	-	-	38,254	38,254
Stock-based compensation	-	-	7,157	-	-	7,157
Exercised options, net of options withheld for taxes and exercise price	-	1,170	(928)	-	-	(928)
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	959	-	(4,400)	-	-	(4,400)
Conversion from Class B to Class A	3,181	(3,181)	-	-	-	-
Foreign currency translation adjustment	-	-	-	725	-	725
Net income	-	-	-	-	112,958	112,958
BALANCES as of December 31, 2024	8,460	19,749	124,387	(752)	133,892	257,527

The accompanying notes are an integral part of these consolidated financial statements.

Exodus Movement, Inc.

Consolidated Statements of Cash Flows

for the Years Ended December 31, 2024 and 2023

(In thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,958	$12,786
Adjustments to reconcile net income to
Net cash (used in) provided by operating activities
Depreciation and amortization	5,335	4,570
Deferred tax expense (benefit)	17,924	(5,197)
Impairment of other assets	336	207
Gain on digital assets, net	(96,111)	—
Gain on settlement of digital assets, net (prior to 2023-08)	—	(1,431)
Staking and other income	(1,244)	—
Other, net	209	(248)
Stock based compensation	6,596	5,784
Accrued interest income	(2,225)	(1,476)
Other operating activities settled in digital assets and USDC (1)	(52,172)	(17,241)
Change in operating assets and liabilities:
Accounts receivable	71	—
Prepaid expenses	(687)	1,491
Other current assets	(4,215)	72
Other long-term asset	(109)	—
Accounts payable	111	471
Other current liabilities	1,249	859
Other long-term liabilities	(68)	45
Net cash (used in) provided by operating activities	(12,042)	692
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of indefinite lived assets	(201)	—
Purchases of fixed assets	(273)	(67)
Purchase of treasury bills	(76,667)	(83,909)
Redemption of treasury bills	91,403	74,599
Purchases of digital assets	(2,533)	—
Disposal of digital assets held	32,158	—
Redemption of investments	—	249
Net cash provided by (used in) investing activities	43,887	(9,128)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares to pay employee withholding taxes and exercise price	(5,351)	(715)
Exercise of stock options	13	33
Net cash used in financing activities	(5,338)	(682)
Change in cash and cash equivalents, and restricted cash and cash equivalents	26,507	(9,118)
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	11,376	20,494
End of period	37,883	11,376
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash option exercises	3,074	—
Non-cash issuance of stock	10	20
Non-cash purchase of fixed assets	(44)	(21)
Non-cash capitalized software costs settled in digital assets
(including stock based compensation of $561 and $792 respectively)	(3,532)	(4,742)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$(5,379)	$(2,371)

(1) See Note 5, “Intangible Assets”

The accompanying notes are an integral part of these consolidated financial statements.

Exodus Movement, Inc.

Notes to Consolidated Financial Statements

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its consolidated financial statements in conformity with U.S. GAAP. In the opinion of management, all adjustments necessary in order to make the consolidated financial statements not misleading have been included.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates. Significant estimates inherent in the preparation of the consolidated financial statements include depreciation, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets, valuation of stock-based compensation, reserves for litigation and other contingencies and accounting for income taxes, among others.

Principles for Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

Assets and liabilities of international subsidiaries whose functional currency is the local currency are translated at the rate of exchange in effect on the consolidated balance sheet date; income and expenses are translated at the average exchange rates prevailing during the period. The effects of these translation adjustments are presented in the consolidated statements of stockholders’ equity and in the consolidated statements of operations and comprehensive income (loss). Fluctuations in the Company’s functional currency from our net investment in the Company’s subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. Dollars.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market mutual funds and treasury bills with an original maturity of three months or less.

U.S. Dollar Coin

U.S. Dollar Coin (“USDC”) is a stablecoin digital asset that is backed by U.S. dollars or other liquid assets and accounted for as a financial instrument. USDC can be redeemed for one U.S. Dollar.

Restricted USDC

Restricted USDC consists of customer advances related to unfulfilled performance obligations. As of December 31, 2024, the company had no restricted USDC as the performance obligations had been met during 2024. As of December 31, 2023, $0.5 million was included in restricted USDC related to certain performance obligations that were paid in advance.

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

Concentration of Revenue

Revenue from Application Programming Interface Providers (“API Providers”) exceeding 10% of total operating revenues for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Company A	$20,837	$10,503
Company B	20,206	11,455
Company C	19,931	9,251
Company D	16,196	8,561
Company E	12,807	7,467

Accounts Receivable

The Company records accounts receivable at the invoiced amount. Accounts receivable are contractual rights to receive payment in the form of digital assets, stable coin, or cash, and are recognized as an asset on the consolidated balance sheets. Accounts receivable consists of earned but not yet received revenue accounted for in accordance with accounting standard codification ("ASC") 606. Accounts receivable that result in obtaining the right to receive a fixed amount of digital assets in the future are hybrid instruments, consisting of a receivable host contract that is initially measured at the fair value of the underlying digital assets and is subsequently carried at amortized cost, and an embedded forward feature based on the changes in the fair value of the underlying digital asset. The embedded forward is bifurcated from the host contract, and is subsequently measured at fair value.

The Company applies accounting standards codification ("ASC") 326-20, Financial Instruments – Credit Losses, to record an allowance for doubtful accounts for receivables based on expected credit losses. In determining expected credit losses, the Company considers historical loss experience, the aging of its receivable balance, and the term between invoicing and when payment is due. Any accounts receivable balance shall be charged off in the period in which trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received. There have been no receivables charged off for the periods presented.

Balance January 1, 2023	$1,488
Sales	56,185
Receipts	(54,433)
Balance December 31, 2023	$3,240
Sales	116,272
Receipts	(111,858)
Balance December 31, 2024	$7,654

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Executive Officer, also known as the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined that it operates as one operating segment and one reportable segment. Segment expenses are provided to the CODM on the same basis as disclosed in the Consolidated Statements of Operations which are used to evaluate company performance. The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements.

Fixed Assets

Fixed assets are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the respective assets, which are three years for equipment and furniture and eight years for vehicles. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized and depreciated.

Digital Assets

Effective January 1, 2024, the company adopted ASU 2023-08, Improvements to Crypto Assets Disclosures. The Company presents digital assets separately from other intangible assets, recorded as digital assets on the consolidated balance sheets. The net activity from remeasurement of digital assets at fair value is reflected in the consolidated statements of operations and comprehensive (loss) income within income (expense). Digital assets that are received as noncash consideration in our revenue arrangements and sold for cash within seven days are presented as cash flows from operating activities in other operating activities settled in digital assets and USDC, while other digital asset activity held longer than seven days is reflected as cash flows from investing activities under disposal of digital assets held in the consolidated statements of cash flows. The Company uses a mix of non-custodial and custodial services at multiple locations that are geographically dispersed to store its digital assets. The Company has performed an analysis of the principal market. Refer to Note 5, Intangible Assets, and Note 12, Fair Value Measurements, for additional information. The Company has ownership of and control over its digital assets. The cost basis is calculated on a first-in first-out basis.

Prior to the adoption of ASU 2023-08, digital assets are recorded at cost less impairment and are classified as intangible assets with indefinite useful lives. These intangible assets with indefinite useful lives are not amortized but assessed for impairment daily. Impairment exists when the carrying amount exceeds its fair value. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Software Development Cost

The Company applies ASC 985-20, Software-Costs of Software to Be Sold, Leased, or Marketed, in analyzing the Company’s software development costs. ASC 985-20 requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility for a software product in development. Software development costs associated with establishing technological feasibility are expensed as incurred. We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in the review of certain system projects. These system projects generally relate to software not hosted on our users’ systems (as defined in ASC 350-40), where the user has no access to source code, and it is infeasible for the user to operate the software themselves without Exodus servers in place. In these reviews, all costs incurred during the preliminary project planning stages are expensed as incurred.

Indefinite-Lived Assets

The Company applies ASC 350-30, Intangibles-Goodwill and Other, General Intangibles Other Than Goodwill, in analyzing the Company’s indefinite-lived assets. Indefinite-lived assets, primarily the Company’s domain name and trademark, are not amortized but are evaluated annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of the asset may exceed its fair value. If the carrying value of an indefinite-lived asset exceeds its fair value, an impairment charge is recognized in an amount equal to that excess.

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

Revenue Recognition

The Company applies the provisions of ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), to determine the measurement of revenue and the timing of when it is recognized. Under ASC 606, revenue is measured as the amount of consideration we expect to be entitled to, in exchange for transferring products or providing services to our customers and is recognized when performance obligations under the terms of contracts with our customers are satisfied. ASC 606 prescribes a five-step model for recognizing revenue from contracts with customers: (1) identify contract(s) with the customer; (2) identify the separate performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the separate performance obligations in the contract; and (5) recognize revenue when (or as) each performance obligation is satisfied. Our primary customers are API Providers who pay for access to the Exodus Platform.

Exchange Aggregation, Fiat Onboarding, and Staking Revenue Earned Through an API Provider

The Company recognizes various amounts charged to API Providers which are based on user interactions conducted through APIs as revenue. Currently, the Company has API agreements with providers of digital asset-to-digital asset exchanges, fiat-to-digital asset conversions, and digital asset staking. Under the terms and conditions of the agreements, the Company and the providers have integrated the APIs into the Exodus Platform. In consideration for the integration by the Company of the APIs into the Exodus Platform software, API Providers pay us an API fee for certain user interactions with the API Provider. These interactions are typically transactions of services between provider and a user, effected through the API.

Exchange Aggregation—There are two main types of contracts with API Providers, transaction-based contracts and tiered subscription contracts based on volume. The performance obligations under both types of contracts are such that the Company allows the API Providers to provide software services which permit a user of Exodus’ un-hosted self-custodial digital asset software wallet to exchange one digital asset for another digital asset (the “Exchange Services”). The API Providers supply an application program interface to permit the Exchange Services to be integrated into the un-hosted self-custodial wallet software (the “Exchange API”). Under the terms and conditions of the agreements, the Company and the Exchange API Providers have integrated the Exchange APIs into the Exodus wallet.

For transaction-based contracts, revenue is recognized when a transaction occurs between a user and the API Provider. The Company receives from the API Provider a set percentage, per the contract, of the transaction value. As the majority of our revenue is transaction based, our revenue can vary significantly based on the volume of user transactions that occur each day. Because revenue is recognized based on our estimates of the user transaction value (using pricing information from an independent pricing source), network fees, and spread captured by the API Provider, any or all of which may differ from the actual amounts, there is variable consideration. The Company calculates an expected variable percentage to apply to the transaction when and as revenue generating activity (in the form of user transactions with API Providers) occurs, which is used to calculate the amount recognized. Because a transaction-based contract between the Company and the API Provider represents a series of distinct services, which occur daily, the variable consideration allocation exception allows the Company in each case to allocate the consideration related to each individual user transaction to the period in which it is earned, since the pricing formula is consistent throughout the period. The variability in transaction price no longer exists after receipt of consideration. The transaction price is based on a percentage of the fair value of assets exchanged and is settled in BTC.

For tiered subscription contracts, revenue is recognized monthly when the API Provider is invoiced a U.S. dollar amount based on the user transaction volume tier reached during the corresponding month. The invoice may be settled in an amount of either BTC or USDC, at the election of the API Provider, equivalent in value to the U.S. dollar amount at time of payment. Because the contract is denominated in U.S. dollars and the amount invoiced to and due from the API Provider is a U.S. dollar amount, even if settled in the form other than cash, the consideration is valued as of the payment date and revenue is recognized based on the U.S. dollar amount. Because the transaction volume is not known at the time of contract inception and remains uncertain until the contract period is complete, there is variable consideration. The variable consideration is resolved each month given that the Company invoices its tiered subscription customers in U.S. dollars based on actual volume tier reached.

The Company has concluded that the contracts do not contain any significant financing components, as either the period between receipt of the funds and the satisfaction of performance obligations is largely within one year. Substantially all of the contracts call for payment to be made in digital assets or USDC and have payment terms that are less than 30 days.

Fiat onboarding—Fiat on-ramps, powered by API Providers such as Ramp network, facilitate an effortless exchange for users to buy digital assets with fiat currency through bank transfer, credit or debit card and Apple Pay. Users can sell digital assets for fiat currency and transfer to their bank account utilizing our off-ramp, which is currently powered by API Providers such as MoonPay and Sardine. Exodus receives transaction-based fees from our third-party providers based on volume of currency exchanged. As the majority of our revenue is transaction based, our revenue can vary significantly based on the volume of user transactions that occur each day. Because revenue is recognized based on our estimates of the user transaction value (using pricing information from an independent pricing source), network fees, and spread captured by the API Provider, any or all of which may differ from the actual amounts, there is variable consideration. The Company calculates an expected variable percentage to apply to the transaction when and as revenue generating activity (in the form of user transactions with API Providers) occurs, which is used to calculate the amount recognized. Because a transaction-based contract between the Company and the API Provider represents a series of distinct services, which occur daily, the variable consideration allocation exception allows the Company in each case to allocate the consideration related to each individual user transaction to the period in which it is earned, since the pricing formula is consistent throughout the period. The variability in transaction price no longer exists after receipt of consideration. The transaction price is based on a percentage of the fair value of assets exchanged and is settled primarily in USDC.

Staking revenue earned through an API Provider—By participating in blockchain validation through our third-party API Provider, Everstake, users are able to earn rewards by staking supported digital assets held in their Exodus wallets. According to the design of the underlying network staking protocols, the holder determines the amount of digital assets to stake, retains full control and ownership of the digital assets and can unstake them at any time. Users of the Exodus Platform are able to access the Staking app within the Exodus Platform and delegate certain digital assets to participate in staking and receive the resulting rewards. Exodus receives a volume based tiered monthly subscription fee from Everstake. Because the transaction volume is not known at the time of contract inception and remains uncertain until the contract period is complete, there is variable consideration. The Company has determined that the variable consideration is resolved at the end of the period. Revenue is recognized on a monthly basis based on the completion of the series of performance obligations during the period.

Consulting and Other Revenue Earned by Exodus or Through an API Provider

Consulting and other—The Company recognizes revenue from the provision of consulting and other services based on contractual terms. Revenue from consulting and other primarily consists of transactions for non-fungible tokens. The Company evaluates the transactions based on whether it controls the digital asset provided before it is transferred to the users or whether it acts as an agent by arranging for other customers to provide the digital asset to the customer. The Company does not control the digital asset being provided before it is transferred to the buyer, does not have inventory risk related to the digital asset, and is not responsible for the fulfillment of the digital asset. The Company also does not set the price for the digital asset. The Company’s API Provider agreements and user Terms of Service along with the self-custodial nature of the product clarify that the responsibility for transactions flowing through the APIs are exclusively the responsibility of the API Provider and the user. The Company has determined that for its transaction-based contracts it is an agent solely for the purposes of ASC 606.

Stock-based Compensation

Under the Company’s stock-based compensation plans, certain employees, members of the Company’s Board and its consultants have received grants of restricted stock units (“RSUs”) and stock options for Exodus Movement Class A and Class B common stock.

The Company accounts for RSUs as equity classified awards. For RSUs, the expense is based on the grant date fair value of the stock and the number of shares that vest, recognized over the service period.

Options Valuation - The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which the employee is required to provide service in exchange for the award. We calculate the fair value of stock-based compensation awards granted to employees and non-employees using the Black-Scholes option-pricing method.

The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

•
Expected dividend yield - The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.
•
Expected stock-price volatility - The expected volatility is derived from the average historical volatilities of publicly traded companies within our industry that we consider to be comparable over a period approximately equal to the expected term.
•
Risk-free interest rate - The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.
•
Expected term - The expected term represents the period that the stock-based awards are expected to be outstanding. Our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, we estimate the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.
•
Fair value per share - The fair value per share is the fair price or theoretical value for a call or a put option based on six variables such as volatility, type of option, underlying stock price, time, strike price and risk-free rate.

Income Taxes

The Company applies the provisions of ASC Topic 740, Income Taxes, (“Topic 740”). Under Topic 740, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company records valuation allowances to reduce its deferred tax assets to the amount that is more likely than not be realized.

In accordance with Topic 740, the Company recognizes, in its consolidated financial statements, the impact of the Company's tax positions that are more likely than not to be sustained upon examination. The Company will determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. Upon determination that a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements. The Company recognizes interest and penalties for uncertain tax positions in income tax expense.

Earnings Per Share

The Company computes net income (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s Class A and Class B common stock were deemed participating securities. Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of incremental shares issuable upon the exercise of stock options and vesting of RSUs.

Recently Issued Accounting Pronouncements Pending Adoption

Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, "Expense Disaggregation Disclosures" (herein, the "Update"). The Update aims to enhance disclosures regarding a public business entity’s expenses, specifically addressing investor requests for more detailed information on the types of expenses included in commonly presented expense captions such as cost of sales, selling, general and administrative expenses ("SG&A"), and research and development ("R&D"). The amendments in this Update require additional transparency on the breakdown of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date, or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the Update on its financial reporting and will adopt the standard in accordance with the required effective date. Subsequent to December 31, 2024, in January 2025 the FASB issued ASU 2025-01 which clarifies the disclosure requirements for public business entities adopting the Update. ASU 2025-01 specifies that all public business entities should initially adopt the disclosure requirements presented in ASU 2024-03 in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting the standard on the consolidated financial statements.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. This guidance only impacts footnote disclosures and will not impact our consolidated financial statements. The Company is currently evaluating the impact of adopting the standard on the consolidated financial statements.

Recently Adopted Accounting Pronouncements

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

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. ASU 2023-07 further permits disclosure of more than one measure of segment profit or loss and extends the full disclosure requirements of ASC 280 to companies with single reportable segments. This guidance only impacts footnote disclosures and will not impact our consolidated financial results of operations. The Company adopted ASU 2023-07 on December 31, 2024 on a retrospective basis.

3. Revenue Recognition

The following table presents the Company’s revenues disaggregated by geography, based on the addresses of the Company’s customers (in thousands, except percentages):

	Years Ended December 31,
	2024		2023
Republic of the Marshall Islands	$36,128	31.1%	$17,812	31.7%
Hong Kong	24,769	21.3	11,592	20.6
Seychelles	20,837	17.9	10,521	18.7
British Virgin Islands	19,282	16.6	11,181	19.9
Other(1)	15,256	13.1	5,079	9.1
Revenues	$116,272	100.0%	$56,185	100.0%

(1)
No other individual country accounted for more than 10% of total revenue.

The following table present the Company’s revenues disaggregated by products and services (in thousands, except percentages):

	Years Ended December 31,
	2024		2023
Exchange aggregation	$107,101	92.1%	$52,521	93.5%
Fiat onboarding	3,941	3.4	2,381	4.2
Staking	2,284	2.0	881	1.6
Consulting	1,307	1.1	307	0.5
Other (1)	1,639	1.4	95	0.2
Revenues	$116,272	100.0%	$56,185	100.0%
(1)
Other includes $1.5 million related to non-fungible token revenue for the year ended December 31, 2024. There was no revenue related to non-fungible token revenue for the year ended December 31, 2023.

In 2024, the Company received a customer advance related to unfulfilled performance obligations for a maintenance agreement. During September 2023, the Company received a customer advance related to unfulfilled performance obligations for a software development contract totaling $1.0 million, which was recognized as a contract liability. All performance obligations are expected to be fully recognized in one year or less.

The following table presents the Company's contract balances as of December 31, 2024 and 2023 (in thousands):

Balance January 1, 2023	$-
Increase in contract liability	1,000
Performance obligation satisfied	(273)
Balance December 31, 2023	727
Increase in contract liability	100
Performance obligation satisfied	(815)
Balance December 31, 2024	$12

Revenue recognized during the years ended December 31, 2024 and 2023, related to deferred revenue at the beginning of the period was $0.7 million and $0, respectively.

4. Prepaid Expenses

The Company prepays certain expenses due to the nature of the service provided or to capture certain discounts. The table below shows a breakout of these prepaid expenses for the periods presented (in thousands):

	December 31, 2024	December 31, 2023
Prepaid software	$762	$281
Prepaid cloud services	669	413
Accounting, consulting, and legal services	540	688
Marketing	220	-
Partner fees	82	-
Prepaid insurance	53	58
Prepaid expenses	$2,326	$1,440

5. Intangible Assets

Indefinite-Lived Asset

Indefinite-lived assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Indefinite-lived assets	$2,146	$1,945
Indefinite-lived assets	$2,146	$1,945

The Company purchased the exodus.com domain name in the first quarter of 2021 for $1.9 million. During 2024, the Company purchased indefinite lived assets for approximately $0.2 million. The Company considers these assets to be indefinite-lived, resulting in no recognition of amortization.

The Company performed its annual impairment test of indefinite-lived assets as of December 31, 2024 and determined that no impairment existed for the Company’s indefinite-lived assets for the years ended December 31, 2024 and 2023, respectively.

Digital Assets

The table below outlines the fair value of our digital assets based on publicly available rates as of the dates presented as well as the cost (in thousands, except units):

	Units	Cost basis	Fair Value
As of December 31, 2024
Bitcoin	1,941	$69,707	$181,238
Ether	2,655	4,967	8,847
Other	10,036,242	7,882	6,274
Digital assets		$82,556	$196,359
	Units	Carrying Value	Fair Value
As of December 31, 2023
Bitcoin	1,787	$32,262	$75,050
Ether	2,538	2,022	5,739
Other	4,625,187	726	2,443
Digital assets		$35,010	$83,232

For the year ended December 31, 2024, the Company recognized realized gains from exchange of digital assets of $9.6 million, and realized losses of $1.9 million, which are included on the consolidated statements of operations and comprehensive income.

For the years ended December 31, 2024, the Company recognized unrealized gains from remeasurement of digital assets of $139.3 million, and unrealized losses from remeasurement of digital assets of $51.0 million, which is included on the consolidated statements of operations and comprehensive income.

The following table summarizes other operating activities settled in digital assets and USDC (in thousands):

	Years Ended December 31,
	2024	2023
Revenue	$(110,514)	$(56,185)
Expenses	22,256	20,475
Conversion of digital assets and USDC to cash	40,607	17,766
Accounts receivable and other current assets	(4,695)	(1,751)
Payroll liabilities	(551)	2,510
Currency translation related to digital assets	725	(783)
Deferred revenue	—	727
Other operating activities settled in digital assets and USDC	$(52,172)	$(17,241)

The following table summarizes the digital asset activities as of December 31, 2024 (in thousands, except units):

	BTC		ETH		Other
	Units	Value	Units	Value	Units	Value

Balance, December 31, 2023	1,787	32,262	2,538	2,022	4,625,187	726
Adoption of ASU 2023-08	-	43,162	-	3,764	-	1,750
Balance, January 1, 2024	1,787	75,424	2,538	5,786	4,625,187	2,476
Additions (1)	1,182	78,487	130	402	1,464,766,089	2,902
Disposals (2)	(1,028)	(63,984)	(13)	(45)	(1,459,355,034)	(1,199)
Gains (3)	-	(42,015)	-	(6,022)	-	(4,827)
Losses (3)	-	133,326	-	8,726	-	6,922
Balance, December 31, 2024	1,941	$181,238	2,655	$8,847	10,036,242	$6,274

(1)
Additions primarily relate to revenue generated from customers and staked assets.
(2)
Disposals primarily relate to payment of liabilities pertaining to vendor invoices and payroll payments. Disposals of digital assets to cash are primarily used for operational purposes.
(3)
The Company recognized cumulative realized gains from exchange of digital assets of $9.6 million for the year ended December 31, 2024 and cumulative realized losses of $1.9 million for the year ended December 31, 2024 which are included on the consolidated statements of operations and comprehensive income.

6. Fixed Assets, Net

Fixed assets, net, consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Computer equipment	$940	$870
Vehicles	237	256
Furniture and fixtures	21	21
Fixed assets, gross	1,198	1,147
Less: accumulated depreciation	(841)	(830)
Fixed assets, net	$357	$317

Depreciation expense was $0.2 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

7. Software Assets, Net

Software assets, net, consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Internal use software	$12,640	$16,208
Less: accumulated amortization	(6,511)	(8,157)
Software assets, net	$6,129	$8,051

The following summarizes the future amortization expense as of December 31, 2024 (in thousands):

2025	3,474
2026	1,816
2027	839
$6,129

Amortization expense was $5.1 million and $4.2 million for the years ended December 31, 2024, and 2023, respectively.

8. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023

Payroll liabilities	$4,219	$4,770
Accrued liabilities	2,952	—
Deferred revenue	12	727
Income taxes payable	—	988
Other current liabilities	$7,183	$6,485

9. Stockholders’ Equity

The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock. During 2024, Class B shareholders elected to convert their shares to Class A. Total conversions from Class B to Class A shares were 3,181,149 and 51,361 for the years ended December 31, 2024 and 2023, respectively.

In December 2024, our Class A Common Stock was listed for quotation on the NYSE American under the symbol “EXOD”.

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

Stock-Based Compensation

Options and Equity Grants Issued

The 2019 Equity Incentive Plan adopted in September 2019 (the “2019 Plan”) permitted the Company to grant non-statutory stock options, incentive stock options, and other equity awards to Exodus team members, directors, and consultants. The exercise price for options issued under the 2019 Plan is determined by the board of directors, but will be (i) in the case of an incentive stock option granted to an employee or consultant who owns stock representing more than 10% of the voting power of all classes of stock of Exodus, no less than 110% of the fair market value per share on the date of grant; or (ii) granted to any other team member or consultant, no less than 100% of the fair market value per share on the date of grant. The contractual life for all options issued under the 2019 Plan is 10 years. The 2019 Plan authorized grants to issue up to 3,000,000 options (prior to the 2021 Employee Equity Redemption Plan) that are convertible into shares of authorized but unissued Class B common stock. As of December 31, 2024, there were 866,135 shares of Class B common stock options outstanding.

In August 2021, the Company also adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the Company to grant non-statutory stock options, incentive stock options and other equity awards, such as restricted stock awards, to Exodus team members, directors, and consultants. The exercise price for options issued under the 2021 Plan is determined by the board of directors, but will be (i) in the case of an incentive stock option granted to an employee who owns stock representing more than 10% of the voting power of all classes of stock of Exodus, no less than 110% of the fair market value per share on the date of grant; or (ii) granted to any other team member or consultant, no less than 100% of the fair market value per share on the date of grant. The contractual life for all options issued under the 2021 Plan is 10 years. The 2021 Plan initially authorized grants to issue up to 2,780,000 awards that are convertible into shares of authorized but unissued Class A common stock. Pursuant to the terms of the 2021 Plan, the Company may increase our share pool by 5% of our outstanding shares of capital stock each year. In 2023 and 2022, the total shares of our Class A common stock reserved for issuance increased by 1,875,000 shares for both periods and 132,936 shares in 2024 for a total of 6,662,936 shares of Class A common stock reserved under the 2021 Plan. As of December 31, 2024, there were 2,904,901 restricted stock units that are authorized and outstanding with a fair value of $89.1 million and 451 restricted stock units were vested but not yet issued.

Upon the approval of the 2021 Plan, the Company can no longer grant non-statutory stock options, incentive stock options, or other equity awards to Exodus team members, directors, or consultants under the 2019 Plan.

Terms of our share-based compensation are governed by the plan in which awards were issued.

The following table summarizes stock option activities for the years ended December 31, 2024 and 2023:

		Weighted
		Average
		Exercise Price
	Options	Price
Outstanding as of January 1, 2023	2,190,979	$2.40
Exercised	(13,802)	2.39
Forfeited	(20,545)	2.51
Outstanding as of December 31, 2023	2,156,632	$2.40
Exercised	(1,290,070)	2.39
Forfeited	(427)	2.44
Outstanding as of December 31, 2024	866,135	$2.41
Vested and exercisable as of December 31, 2024	866,096	$2.41

The following table summarizes RSU activities for the years ended December 31, 2024 and 2023:

		Weighted
		Average
		Grant Date
	RSUs	Fair Value Price
Outstanding as of January 1, 2023	511,416	$16.23
Granted	3,581,952	2.50
Vested	(945,175)	4.95
Forfeited	(351,122)	5.42
Outstanding as of December 31, 2023	2,797,071	$3.92
Granted	1,655,773	4.89
Vested	(1,309,701)	4.66
Forfeited	(238,242)	3.98
Outstanding as of December 31, 2024	2,904,901	$4.14

We recognized stock-based compensation related to options and RSUs of $7.2 million, and $6.6 million for the years ended December 31, 2024, and 2023, respectively.

Stock-based compensation is recorded on the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Years Ended December 31,
	2024	2023
Technology, development, and user support	$2,829	$2,824
General and administrative	4,328	3,752
Stock-based compensation	$7,157	$6,576

As of December 31, 2024, total unrecognized stock-based compensation expense was $3.5 million.

10. Income Taxes

The current and deferred tax components of the income tax provision for the years ended December 31, 2024 and 2023, are as follows (in thousands):

	Years Ended December 31,
	2024	2023
U.S. federal
Current	$(37)	$3,206
Deferred	17,447	(5,047)
State and local
Current	13	86
Deferred	477	(150)
Income tax expense (benefit)	$17,900	$(1,905)

The reconciliation between the statutory and effective tax rates as of December 31, 2024 and 2023, are comprised of the following:

	December 31, 2024	December 31, 2023
Federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal tax benefit	0.3	0.2
Foreign derived intangible income deduction	(0.1)	(14.7)
162M excess compensation	1.3	-
Tax credits	(0.1)	(1.8)
Stock-based compensation deferred expense	(8.8)	5.9
Other	-	1.5
Cost basis variance in digital asset acquisition costs	-	13.5
Impact of change in rates	-	(0.7)
Change in valuation allowance	-	(42.2)
Effective tax rate for income from continuing operations	13.6%	(17.3)%

Effective Tax Rate

Income tax expense was $17.9 million in 2024 compared to a benefit of $1.9 million for the same period in 2023. The effective tax rate during 2024 was 13.6% compared to (17.3)% in 2023. For the year ended December 31, 2024, the change from the effective rate was primarily due to a benefit related to stock option exercises net of non-deductible executive compensation, increases related to the net tax benefit from U.S. Foreign Derived Intangible Income permanent tax benefit, foreign tax, and change in valuation allowance. For the year ended December 31, 2023, the change from the effective rate was primarily due to increases related to stock-based compensation and digital asset acquisition costs offset by a decrease related to the net tax benefit from U.S. Foreign Derived Intangible Income permanent tax benefit and change in valuation allowance.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2024 and 2023, respectively, are comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets
Unrealized loss on digital assets	$-	$5,050
Intangible assets	1,551	791
Stock-based compensation	1,501	950
Net operating loss carryforward	206	206
Unrealized loss on investment	-	147
Less: valuation allowance	(195)	(195)
Total deferred tax assets	$3,063	$6,949
Deferred tax liabilities
Unrealized gain on digital assets	(24,297)	—
Prepaid expenses	(511)	(304)
Fixed assets	(34)	(31)
Other	-	(47)
Total deferred tax liabilities	(24,842)	(382)
Net deferred tax liabilities	$(21,779)	$6,567

Valuation Allowance

As of December 31, 2024, the Company’s net deferred tax liability was primarily comprised of basis differences in digital assets as well as intangible assets and stock-based compensation. A valuation allowance of $0.2 million and $0.2 million was reflected against the Company’s gross deferred tax asset balance as of December 31, 2024 and 2023, respectively. For the year ended December 31, 2023 we released $4.6 million of the Company’s valuation allowance, related to the deferred tax asset for basis differences in digital assets, based on management’s assessment that its deferred tax asset is more likely than not to be realized. We make an ongoing assessment regarding the future realization of deferred tax assets. This assessment is based on the Company’s evaluation of relevant evidence, including the existence deferred tax liabilities and expectations for future taxable income, that could affect the future realization of deferred tax assets. For the years ended December 31, 2024, and 2023, the Company had a foreign net operating loss carryforward of $0.2 million for both periods, which if unused will expire in year 2029. Based upon the historical cumulative income of its foreign subsidiaries, management does not expect to realize the full benefit of this deferred tax asset before it will expire. The Company has no material U.S. tax loss carryforwards. For the years ended December 31, 2024 and 2023, management has established a valuation allowance of $0.2 million for both periods against the Company’s deferred tax (liability) asset.

Open Periods

Exodus is subject to taxation in the United States and foreign jurisdictions. As of December 31, 2024, tax years 2021 to 2024 are subject to examination by tax authorities. With limited exceptions as of December 31, 2024, Exodus is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2021.

Uncertain Tax Positions

The changes in the total amounts of uncertain tax positions are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Balance as of January 1	$412	$366
Additions for tax positions of prior years	40	46
Lapse of statute of limitations	(108)	-
Balance as of December 31	$344	$412

The liability for uncertain tax position is a component of other long-term liabilities. As of December 31, 2024 and 2023, there are $0.3 million and $0.4 million respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in tax expense. During the years ended December 31, 2024 and 2023, the Company recognized less than $0.1 million in interest and penalties for both periods.

11. Commitments and Contingencies

Legal Proceedings

The Company is subject to a number of claims and proceedings that generally arise in the ordinary course of business, the outcome of which cannot be predicted with certainty. The Company does not believe that the liabilities from such ordinary course claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. If the Company believes the losses are probable and can be reasonably estimated, reserves will be established. For matters where a reserve has not been established, the ultimate outcome or resolution cannot be predicted at this time or the amount of ultimate loss, if any, cannot be reasonably estimated. Litigation is subject to many uncertainties and there can be no assurance as to the outcome of the individual litigated matters. It is possible that certain of the actions, claims, inquiries or proceedings could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to the Company’s consolidated financial condition, results of operations or cash flows in any particular reporting period. As of December 31, 2024 and 2023, there is no material impact for both periods.

12. Fair Value Measurements

The Company’s financial assets are summarized below as of December 31, 2024 and 2023, with fair values shown according to the fair value hierarchy (in thousands):

	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2024
BTC	$181,238	$181,238	$-	$-
Treasury bills	31,162	31,162	-	-
Money market mutual funds	25,514	25,514	-	-
ETH	8,847	8,847	-	-
Other digital assets	6,274	6,274	-	-
Other investment	100	(A)	-	-
	$253,135
December 31, 2023
Money market mutual funds	$8,477	$8,477	$-	$-
Treasury bills	45,463	45,463	-	-
Other investment	100	(A)	-	-
	$54,040

(A)
This investment is recorded at cost.

The Company invests in held to maturity treasury bills. Discount rates ranged from 1.1% to 2.4% and 0.4% to 2.6% as of December 31, 2024 and 2023, respectively. The Company held treasury bills with a maturity of greater than three months in other current assets in the amount of $30.5 and $43.2 million as of December 31, 2024 and 2023, respectively. The Company held treasury bills with a maturity of less than three months in cash and cash equivalents in the amount of $0.7 million and $2.3 million as of December 31, 2024 and 2023, respectively.

Assets and Liabilities Not Measured and Recorded at Fair Value

The Company’s financial instruments, including USDC, are carried at cost, which approximates their fair value. If these financial instruments were recorded at fair value, they would be based on Level 1 inputs.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Years Ended December 31,
	2024	2023
Basic net income per share:
Numerator
Net income, basic and diluted	$112,958	$12,786
Denominator
Weighted-average number of shares used in per share computation - Class A	5,371	3,909
Weighted-average number of shares used in per share computation - Class B	20,925	21,797
Basic net income per share - Class A	$4.30	$0.50
Basic net income per share - Class B	$4.30	$0.50
Diluted net income per share:
Denominator
Weighted-average number of shares used in diluted computation - Class A	9,051	7,185
Weighted-average number of shares used in diluted computation - Class B	23,012	23,976
Diluted net income per share - Class A	$3.52	$0.41
Diluted net income per share - Class B	$3.52	$0.41

14. Segment Reporting

The Company has one reportable segment: revenues. Factors that management used to identify the Company’s reportable segment include the Company’s integrated business model, shared customer base, centralized corporate functions, and uniform service offerings in determining that the business operates as a single segment. A description of the types of products and services from which the reportable segment derives its revenues as well as the accounting policies applicable to the reportable segment can be found in Footnote 2 – Summary of Significant Accounting Policies. Entity-wide information can be found in Footnote 3 – Revenue Recognition. The chief operating decision maker assesses the performance using consolidated net income for the reportable segment and decides how to allocate resources based on revenues, technology, development, and user support, general and administrative expenses, and net income which are reported under identical captions in the consolidated statements of operations and comprehensive income. No additional measures of segment assets, profit, or loss are used in internal management reporting. The Company does not have intra-entity sales or material intra-entity transfers for consideration in the segment analysis. Information about reported segment revenue and profit as well as significant segment expenses can be found in the consolidated statements of operations and comprehensive income. The Company’s chief operating decision maker is the chief executive officer.

15. Related Party Transactions

The company had no related party transactions for the year ended December 31, 2024. For the year ended December 31, 2023, related party transactions included:

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

•
$0.1 million of unrealized loss on investments was recorded on the consolidated statements of operations and comprehensive income for the year ended December 31, 2023. This amount reflects the market adjustment of the shares held during the year ended December 31, 2023.
•
The Company’s relationship with tZERO ended on December 11, 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of, and under the supervision of, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024 the Company’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting, as described below.

Previously Reported Material Weaknesses

We identified errors in our previously reported financial information as of and for the year ended December 31, 2021. As a result of the errors that were identified, we identified a material weakness in the Company’s control environment whereby the Company did not design and maintain effective internal control over financial reporting with respect to the expertise and quantity of its resources. Specifically, we did not effectively execute a strategy to hire, train, and retain a sufficient quantity of personnel with an appropriate level of training, expertise, and experience in certain areas important to financial reporting. In addition, we also identified a material weakness whereby we did not design and implement effective control activities based on the criteria in the Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Specifically, the control activities did not adequately (i) address relevant risks, (ii) provide evidence of performance, (iii) provide appropriate segregation of duties, or (iv) operate at a level of precision to identify all potentially material errors. These material weaknesses remain unremediated as of December 31, 2024.

Remediation Plan Update of Previously Reported Material Weaknesses

We have initiated the following remediation activities that were substantially completed as of December 31, 2024 designed to improve our internal control over financial reporting to remediate the material weaknesses, including the following:

•
Management has hired, trained, and retained a sufficient quantity of personnel with an appropriate level of expertise and professional experience in certain areas critical to the financial reporting process to allow for appropriate segregation of reporting duties and enhance its internal control over financial reporting. These remediation activities were completed as of December 31, 2024.
•
We designed and implemented controls to establish and maintain appropriate segregation of duties. Management implemented an approval workflow within the Company’s general ledger system requiring an independent approval manual journal entries. To achieve adequate separation of duties, the journal entry approval workflow does not allow the individual that creates or modifies a journal entry to approve the same journal entry. These remediation activities were completed as of December 31, 2024.
•
We engaged with a third-party consultant to provide professional services to assist management with the Sarbanes-Oxley Act of 2002, as amended, readiness and address relevant risks. These remediation activities were completed as of December 31, 2023.
•
To address and mitigate relevant risks identified during the risk assessment process, management designed and implemented control activities at all levels of the Company and at various stages within each business process, including the information technology ("IT") environment. These activities have been designed and implemented effectively to address and mitigate relevant risk(s) as well as adequately meet the control objectives.

We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.

We believe that the steps detailed above, are substantially implemented and once successfully tested, will remediate the identified material weaknesses.

Management's Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Except as described above with respect to our remediation plan, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(b) Trading Plans

During the three months ended December 31 2024, no director or Section 16 officer adopted, modified, or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The name, age, position and a description of the business experience of each of our executive officers and directors is provided below. There is no family relationship between or among the executive officers and directors. Our directors are appointed to hold office until the next annual meeting of stockholders and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. Our officers are appointed by our Board and hold office until removed by our Board, subject to any respective employment agreements.

Name	Age(3)	Position
Directors and Executive Officers
Margaret Knight (1)(2)	46	Director
Carol MacKinlay(1)(2)	62	Director
Tyler Skelton(1)(2)	40	Director
Jon Paul Richardson(2)	41	Chief Executive Officer, Director and Chairperson
Daniel Castagnoli	48	Director, President of our wholly-owned subsidiary, 3ZERO
James Gernetzke	49	Chief Financial Officer and Secretary
Veronica McGregor	62	Chief Legal Officer
Matias Olivera	32	Chief Technology Officer

Significant Team Members
John Staker	50	Vice President Infrastructure and Security
Zanmei Yam	33	Vice President Community Support and Customer Success

(1) Member of the Audit Committee.

(2) Member of the Compensation and Governance Committee

(3) Age as of filing date

Directors and Executive Officers

Margaret Knight has served as a member of our Board since August 2023. Ms. Knight has served as chair of the Accounting and Business Intelligence & Analytics department since July, 2022, Director of the Master of Accounting Program since July, 2018 and an Associate Professor of Accounting since April, 2022 (Assistant Professor of Accounting from July 2018 to April 2022) at Creighton University’s Heider College of Business. She earned her doctorate at Creighton University in 2018. From 2008 to August 2016, Ms. Knight served in various roles of increasing responsibility for the primary and specialty care networks of physicians at CHI Health in Nebraska, most recently serving as the chief financial officer. Ms. Knight is a Certified Public Accountant in the State of Nebraska and is also a Chartered Global Management Accountant. Prior to her time at CHI Health, Ms. Knight spent seven years in public accounting; six of those years with KPMG. We believe Ms. Knight is qualified to serve as a member of our Board due to her considerable experience in accounting.

Carol MacKinlay has served as a member of our Board since February 2024. Ms. MacKinlay has served as the chief human resource officer for Velocity Global, a company focused on providing global employment services, since December, 2024. She formerly served as the chief people officer at Binance.US, a U.S. digital asset exchange, from 2021 to January 2024. Prior to that, Ms. MacKinlay worked as chief people officer at UserTesting, a video-first platform to experience how real people engage with products, designs and brands, from 2017 to 2021. She also previously served as an executive for Plantronics, a premier electronics manufacturer; Xero, a vendor of accounting software; Coverity, now the Software Integrity Group of Synopsis; and Matterport, a 3D media technology company. Ms. MacKinlay has also worked as a management and Board consultant with the KPMG financial strategy and executive compensation consulting teams and as a founder of Compensation and Performance Management, Inc., a boutique executive compensation consultancy. She holds a BA in Applied Mathematics from U.C. Berkeley and an M.B.A. in Venture Management from the Marshall School of Business at USC. We believe Ms. MacKinlay is qualified to serve as a member of our Board due to her leadership experience and industry knowledge.

Tyler Skelton has served as a member of our Board since February 2024. He has an extensive background in the digital asset industry including senior financial roles at global exchanges, custodians, and Web3 companies. Tyler has served as the Head of Finance at Ava Labs, the blockchain platform company building the Avalanche blockchain, since September, 2024. Prior to Ava Labs, Tyler served at two New York-based digital asset limited purpose trust companies - Head of Finance at Gemini from January 2023 to May, 2024 and Chief Financial Officer at Bakkt from May 2019 to July 2021. Mr. Skelton led the finance team at Bakkt through its SPAC merger and IPO during 2021. Prior to his time in the digital asset industry, Mr. Skelton held various finance roles in payments, banking, and public accounting. Mr. Skelton is a Chartered Financial Analyst®, Certified Public Accountant in the state of Georgia and FRM Certified Professional. He holds a master’s degree in economics from the University of North Carolina at Charlotte. We believe Mr. Skelton is qualified to serve as a member of our Board due to his experience in the financial services industries along with his knowledge of accounting and digital assets.

Jon Paul Richardson has served as our Chief Executive Officer and as Chairperson of our Board since co-founding Exodus with Daniel Castagnoli in 2016. Previously, Mr. Richardson served as our President from July 2016 until July 2019. In 2021, he led Exodus in becoming the first U.S. company to conduct an SEC-qualified crypto-only public stock offering, making Exodus the only U.S. company to have its common stock digitally represented on the blockchain. Under Mr. Richardson’s leadership, Exodus has grown to serve millions of customers worldwide. Mr. Richardson holds a Bachelor of Science in Electrical and Computer Engineering from the University of Nebraska–Lincoln. We believe Mr. Richardson is qualified to serve as a member of our Board due to his leadership skills and extensive experience in the digital asset industry.

Daniel Castagnoli has served as a member of our Board since co-founding Exodus with Jon Paul Richardson in 2016. Since May 2023, he has served as President for our subsidiary, 3ZERO. Mr. Castagnoli previously served as President of Exodus from July 2019 to May 2023 and Chief Financial Officer and Secretary from July 2016 to March 2019. Prior to joining Exodus, Mr. Castagnoli designed experiences for Apple, BMW, Disney and Louis Vuitton. We believe Mr. Castagnoli is qualified to serve as a member of our Board due to his leadership experience and industry knowledge.

James Gernetzke has served as our Chief Financial Officer since March 2019. Prior to joining Exodus, Mr. Gernetzke served as the chief financial officer of Banyan Medical Systems, Inc., a healthcare technology company, from 2017 to 2019, where he was responsible for all financial aspects of the company’s business. Prior to that, Mr. Gernetzke served as director of finance at First Data Corporation from 2015 to 2017. Mr. Gernetzke is a registered Certified Public Accountant in the State of Illinois and holds a Bachelor of Science in accounting from Marquette University and a Master of Business Administration from Northwestern University Kellogg School of Management.

Veronica McGregor has served as Chief Legal Officer since January 2022. Prior to joining Exodus, from 2018 to December 2021, Ms. McGregor was the chief legal officer of ShapeShift, a crypto currency exchange, where she managed global legal strategy, governmental relations and regulatory affairs as well as the internal/external legal and compliance function. Prior to that, from 2016 to 2018, she was a partner at Goodwin Proctor and, from 2014 to 2016, at Hogan Lovells, where she specialized in assisting companies to navigate state and federal laws/regulations related to consumer financial services, including digital assets. Ms. McGregor has a Juris Doctor from University of California College of the Law (formerly called UC Hastings College of the Law), San Francisco, where she also served as Editor in Chief of the Hastings Law Journal.

Matías Olivera has served as Chief Technology Officer since June 2022, and previously served as Lead Software Engineer, Engineering Manager and Director of Engineering beginning in November 2019. Since 2014, Mr. Olivera has been an active open source contributor, involved with projects from companies including Airbnb, Facebook and Walmart, among others. He's also the author of many popular packages in the JavaScript ecosystem. He has also spent time as a software engineer at various companies from 2012 to 2018. In 2015, Mr. Olivera graduated with a degree in Computer Engineering from Universidad Católica del Uruguay, where he later taught as professor for the courses of Compilers, Theory of Languages and Web Programming from 2015 to 2020.

Significant Team Members

John Staker has served as Vice President of Infrastructure and Security since February 2023 and previously served in Support, DevOps and Security Operations roles beginning in September 2017. Prior to joining Exodus, Mr. Staker served as the Senior Information Technology Officer for shipboard and shipyard operations within the maritime industry from 2007 to 2016. Mr. Staker has a Bachelor of Science in information systems from Latrobe University.

Zanmei Yam has served as Vice President Community Support and Customer Success since August 2021, and previously served as our interim head of support from May 2021 to July 2021, as APAC regional support manager from November 2020 to May 2021, and as an Exodus community support engineer from July 2019 to October 2020. Prior to joining Exodus, Ms. Yam served as a blockchain research consultant for Collective Ventures from 2018 to 2019. Ms. Yam holds a Bachelor of Business and Communication from the Queensland University of Technology.

Code of Conduct

We have adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. It addresses, among other matters, compliance with laws and policies, conflicts of interest, corporate opportunities, regulatory reporting, external communications, confidentiality requirements, insider trading, proper use of assets and how to report compliance concerns. A copy of the code is available on our website located at www.exodus.com/investors/ under “Governance Documents.” We intend to disclose any amendments to the code, or any waivers of its requirements, on our website to the extent required by applicable rules. The Audit Committee is responsible for applying and interpreting the code in situations where questions are presented to it. Information contained on, or that can be accessed through, the Company’s website is not incorporated by reference into this report, and you should not consider information on the Company’s website to be part of this report.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale and other transactions in Company securities by our directors, officers and employees, and other covered persons, as well as the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and NYSE American listing rules, as applicable.

As part of these policies and procedures, we prohibit any employee, director or other covered person from engaging in short sales, transactions involving publicly traded options or other derivative securities based on the Company’s securities, hedging transactions, margin accounts, pledges, or other inherently speculative transactions with respect to the Company’s securities at any time.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing Audit Committee. The members of our Audit Committee are Ms. Knight, Ms. MacKinlay and Mr. Skelton, each of whom qualifies as an “independent” director for audit committee purposes as defined under NYSE American listing rules and the rules and regulations established by the SEC. Ms. Knight chairs the Audit Committee and qualifies as an “audit committee financial expert” as that term is defined under the rules and regulations established by the SEC, and all members of the Audit Committee are financially literate under NYSE American listing rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10 percent of our common stock to file reports with the SEC indicating their holdings of, and transactions in, our common stock. Based on a review of these reports, and upon written representations from the reporting persons, we believe that in 2024 each reporting person complied with these filing requirements, except as follows: Messrs. Richardson, Castagnoli and Gernetzke and Ms. McGregor did not file timely Section 16 reports with respect to the vesting and settlement of RSUs previously granted under the Company's equity incentive plans. Specifically, the Company withheld shares of the Company's Class A common stock to satisfy the applicable Section 16 individuals’ tax withholding obligations, but the Section 16 individuals failed to timely report such withholding. Late Form 4s were filed on January 3, 2025 for Messrs. Richardson, Castagnoli and Gernetzke and Ms. McGregor, and on March 4, 2025 for Mr. Castagnoli, to report such transactions.

Item 11. Executive Compensation

The primary objective of our executive compensation program is to attract and retain highly skilled and motivated executive officers that significantly contribute to the Company’s success. The executive officers are expected to manage the Company to promote its growth and profitability, minimize risk and advance the interests of our shareholders. As such, the Company’s compensation program is designed to provide levels of compensation that reflect the executive’s role in the organization and reward the individual’s performance within the context of the Company’s performance.

We determine the appropriate level of each compensation element based, in part, but not exclusively, on our view of internal equity and consistency, performance, the competitive landscape and other information we deem relevant. We believe that equity-based awards are a motivator in attracting and retaining executives over the long term, and that salary and cash bonuses are important considerations in the short term. Executive compensation decisions are made by our Board.

Summary Compensation Table

The following table sets forth an overview of the compensation earned by the named executive officers (“NEOs”) during the last two years:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Jon Paul Richardson	2024	425,000	452,312	1,846,629	-	2,723,941
Director, Chief Executive Officer	2023	425,000	-	1,500,000	7,682	1,932,682
Daniel Castagnoli	2024	335,000	177,743	1,846,629	-	2,359,372
Director, President of 3ZERO	2023	335,000	-	1,500,000	7,331	1,842,331
James Gernetzke	2024	341,667	338,871	923,318	12,900	1,616,756
Chief Financial Officer and Secretary

(1)
Amounts in this column for 2024 includes (i) performance bonuses earned with respect to 2024 of $274,569 for Mr. Richardson and $250,000 for Mr. Gernetzke and (ii) discretionary spot bonuses paid in 2024 of $177,743 for Mr. Richardson, $177,743 for Mr. Castagnoli, and $88,871 for Mr. Gernetzke. The bonuses reflected in this column were paid in BTC and have been converted to U.S. dollars based on the value of BTC on each bonus payment date.
(2)
Amounts in this column for 2024 represent the aggregate grant date fair value of restricted stock units (“RSUs”) granted during 2024 under the 2021 Equity Incentive Plan (the “2021 Plan”), calculated in accordance with FASB Accounting Standards Codification Topic 718 (“ASC Topic 718”) based on the closing price of the Class A Common Stock on the applicable grant date, which was $6.02 on March 13, 2024, as quoted on OTC.
(3)
Amounts in this column for 2024 include gym memberships, mental health perquisites and other executive perquisites.

Narrative Disclosures to Summary Compensation Table

Base Salaries

We generally set annual base salaries for the executive officers based on the executive’s experience, individual performance for the prior year and our prior year financial results, and we also consider comparative market data. We believe that base salaries are set at levels that enable us to hire and retain individuals in the FinTech industry who can drive achievement of the Company’s overall objectives. During 2024, Mr. Gernetzke’s annual base salary was increased to $400,000 effective July 1, 2024.

2024 Bonuses

For 2024, each NEO was eligible to receive a discretionary annual performance-based bonus based on a holistic review of Company and individual performance, resulting in annual bonuses of $274,569 for Mr. Richardson, which was approved by our Board, and $250,000 for Mr. Gernetzke, which was approved by Mr. Richardson.

In addition, in April 2024, each NEO was awarded a discretionary supplemental bonus of $177,743 for Mr. Richardson, $177,743 for Mr. Castagnoli and $88,871 for Mr. Gernetzke.

Long-Term Incentive Compensation

On March 13, 2024, Messrs. Richardson and Castagnoli each received a grant of 306,749 RSUs and Mr. Gernetzke received a grant of 153,375 RSUs. The RSUs granted to the NEOs during 2024 vest in 48 equal installments, with the initial two installments vesting on the date of grant and the remaining vesting monthly through January 1, 2028, subject to the NEO’s continued service through each such vesting date. The number of RSUs granted to each NEO was determined by our Board based on the fair market value of our Class A Common Stock on January 1, 2024 of $4.89 per share, resulting in targeted grant values of $1.5 million for each of Messrs. Richardson and Castagnoli and $750,000 for Mr. Gernetzke.

Outstanding Equity Awards as of December 31, 2024

The following table sets forth an overview of the outstanding stock awards that have not vested as of December 31, 2024:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Jon Paul Richardson	19,818	(2)	608,016
	325,521	(3)	9,986,984
	236,453	(4)	7,254,378
Daniel Castagnoli	19,818	(2)	608,016
	325,521	(3)	9,986,984
	236,453	(4)	7,254,378
James Gernetzke	9,909	(2)	304,008
	162,761	(3)	4,993,507
	118,227	(4)	3,627,204

(1)
Based on the closing price of a share of Class A Common Stock on December 31, 2024, as quoted on NYSE American, of $30.68.
(2)
These RSUs, which were granted in 2022, vest in equal monthly installments through January 1, 2026.
(3)
These RSUs, which were granted in 2023, vest in equal monthly installments through January 1, 2027.
(4)
These RSUs, which were granted in 2024, vest in equal monthly installments through January 1, 2028.

Additional Narrative Disclosure

Potential Payments Upon Termination or Change in Control

None of the NEOs are party to any employment or severance agreement with the Company resulting in payments upon a termination of employment or a change in control of the Company. However, under the award agreements governing the outstanding RSUs held by the NEOs, in the event of a change in control of the Company or the NEO’s termination as a result of a death or disability, all outstanding RSUs will become fully vested. In addition, in the event of the NEO’s termination by the Company without cause or as a result of the NEO’s retirement (resignation after attaining age 62 with five years of service), the RSUs schedule to vest in the month in which such termination occurs will become vested. Thereafter, any nonvested RSUs will be forfeited.

Director Compensation

As of December 31, 2024, our Board was comprised of three independent directors and two members of our management team. We compensate our non-employee directors, Ms. Knight, Ms. MacKinlay, and Mr. Skelton, with both cash and equity compensation in accordance with the terms of their respective offer letters. Each non-employee director receives an annual retainer, which is paid in BTC in equal monthly installments on the first day of each calendar month. During 2024, Ms. Knight received an additional retainer for her services as Chair of the Audit Committee, retroactive to August 31, 2023. During 2024, Ms. MacKinlay was granted 10,000 RSUs and Mr. Skelton was granted 5,000 RSUs. Such RSUs were granted under the 2021 Plan and are subject to the director’s continued service on our Board for two years for Ms. MacKinlay and for one year for Mr. Skelton. We do not compensate the members of our management team, including Messrs. Richardson and Castagnoli, for their service as directors, and their compensation is fully reflected in the Summary Compensation Table.

The following table sets forth amounts earned by our independent directors during the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Margaret Knight	85,000	—	85,000
Carol MacKinlay	50,000	55,000	105,000
Tyler Skelton	41,667	27,500	69,167
(1)
The cash retainers reflected in this column were paid in BTC and have been converted to U.S. dollars based on the value of BTC on each payment date.
(2)
Amounts in this column represent the aggregate grant date fair value of RSUs granted to independent directors and calculated in accordance with ASC Topic 718 based on a third party valuation of the Class A Common Stock on the applicable grant date. As of December 31, 2024, Ms. Knight held 3,750 outstanding unvested RSUs, Ms. MacKinlay held 5,834 outstanding unvested RSUs, and Mr. Skelton held 834 outstanding unvested RSUs.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2024 for (i) each of our directors and named executive officers (“NEOs”) on an individual basis and our directors and executive officers on a group basis and (ii) any securityholder who beneficially owns more than 5% of either class of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.

The beneficial ownership figures presented in the table below are derived from our stock records. These beneficial ownership percentages were calculated based on 8,460,707 shares of Class A common stock and 19,749,388 shares of Class B common stock outstanding as of December 31, 2024. The Class A Common Stock beneficial ownership figures do not include the shares of Class A Common Stock that may be issued and outstanding upon conversion of the Class B Common Stock beneficially owned by the Class B stockholders listed in the table below.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Exodus Movement, Inc., 15418 Weir Street, #333, Omaha, NE 68137.

	Class A Common Stock(3)			Class B Common Stock
Name of Beneficial Owner	Shares		% of Ownership	Shares	% of Ownership	Total Voting Power %(1)
Directors and Named Executive Officers
Jon Paul Richardson	331,939	(4)	3.9%	9,297,537	47.1%	45.3%
Daniel Castagnoli	309,469	(5)	3.6%	9,454,413	47.9%	46.0%
Veronica McGregor	105,625	(6)	1.2%	-	-	•
Margaret Knight	7,500	(7)	•	-	-	•
Carol MacKinlay	5,416	(8)	•	-	-	•
Tyler Skelton	5,000	(9)	•	-	-	•
James Gernetzke	171,494	(10)	2.0%	-	-	•
Matias Olivera	107,217	(11)	1.3%	-	-	•
All executive officers and directors as a group	1,043,660	(12)	12.1%	18,751,950	95.0%	91.5%
5% Shareholders
Clifton Bay Investments LLC(2)	1,823,486		21.6%	-	-	•
Bnk to the Future Exodus SP, a Segregated portfolio of Bnk To The Future Capital SPC	1,293,702		15.3%	-	-	•
Erik Voorhees	1,000,000		11.8%	287,982	1.5%	1.9%
Veselin Veselinov	553,165	(13)	6.5%	-	-	•

•
Represents beneficial ownership or voting power of less than 1%.
(1)
Percentage total voting power represents voting power with respect to all outstanding shares of our Class A common stock and Class B common stock, voting as a single class.
(2)
Alameda Research Ventures LLC filed for bankruptcy in November 2022. The business address of Alameda Research Ventures LLC is 2000 Center Street, Floor 4, Berkeley, California 94704, United States.
(3)
The amounts in the table with respect to Class A Common Stock do not include the shares of Class B Common Stock beneficially owned by the persons listed therein. Shares of Class B Common Stock are convertible at any time on a share-for-share basis into Class A Common Stock. In addition, as and when Class B stockholders sell their shares of Class B Common Stock, they will be automatically converted into shares of Class A
(4)
Includes 62,808 shares of Class A Common Stock vesting 60 days after the year ended December 31, 2024.
(5)
Includes 62,808 shares of Class A Common Stock vesting 60 days after the year ended December 31, 2024.
(6)
Includes 20,569 shares of Class A Common Stock vesting 60 days after the year ended December 31, 2024.
(7)
Includes 1,250 shares of Class A Common Stock vesting 60 days after the year ended December 31, 2024.
(8)
Includes 1,250 shares of Class A Common Stock vesting 60 days after the year ended December 31, 2024.
(9)
Includes 834 shares of Class A Common Stock vesting 60 days after the year ended December 31, 2024.
(10)
Includes 31,403 shares of Class A Common Stock vesting 60 days after the year ended December 31, 2024.
(11)
Includes 15,766 shares of Class A Common Stock vesting 60 days after the year ended December 31, 2024.
(12)
Includes 196,688 shares of Class A Common Stock vesting 60 days after the year ended December 31, 2024.
(13)
Includes 10,468 shares of Class A Common Stock vesting 60 days after the year ended December 31, 2024.
(14)
Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute ownership to persons who have or share voting or investment power with respect to the relevant securities. Shares of Class A Common Stock that may be acquired within 60 days upon conversion of outstanding Class B Common Stock are deemed to be beneficially owned. Securities not outstanding, but included in the beneficial ownership of each such person, are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class(es) of securities owned by any other person. Except as indicated in these footnotes, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all securities shown as beneficially owned by them.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth equity securities authorized for issuance under our equity compensation plans as of December 31, 2024:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders(1)
2021 Equity Incentive Plan	2,904,901	(1)	-	1,976,007	(2)
2019 Equity Incentive Plan	866,135	(3)	$2.41	-	(4)
Equity Compensation Plans Not Approved by Security Holders	-		-	-

(1) Includes outstanding RSUs representing the right to receive shares of Class A Common Stock granted under the 2021 Plan.

(2) Represents shares of Class A Common Stock that may be issued pursuant to awards under the 2021 Plan.

(3) Includes outstanding options to purchase Class B Common Stock granted under the 2019 Equity Incentive Plan.

(4) No further grants may be made under the 2019 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Other than described under “Item 11. Executive Compensation,” there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000 at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Parties

Our Board has a written policy regarding the review and approval or ratification by our Audit Committee of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships between us or any of our subsidiaries and any related person in which the aggregate amount involved since the beginning of our last completed year is or is expected to exceed $120,000 and such related person has or will have a direct or indirect material interest. A related person is defined to include any executive officers, directors or director nominees or beneficial owner of more than 5% of our common stock and any immediate family member of any of the foregoing persons. In determining to approve or ratify any such transaction, our Audit Committee is expected to take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. Any director who is a related person with respect to a transaction under review is not permitted to participate in the deliberations (other than to provide information concerning the transaction to the Audit Committee) or vote on approval of the transaction.

Director Independence

Our Board determines the independence of our directors by applying the applicable rules, regulations and listing standards of NYSE American. These provide that a director is independent only if our Board affirmatively determines that the director does not have a relationship that, in the opinion of our Board, would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director. Such relationships may include employment, commercial, accounting, family and other business, professional and personal relationships.

Applying these standards, our Board reviews the independence of our directors, taking into account all relevant facts and circumstances. Our Board has determined that the following members of our Board are currently independent under NYSE

American listing rules: Ms. Knight, Ms. MacKinlay and Mr. Skelton. Mr. Richardson is not independent as he serves as our CEO. Mr. Castagnoli is not independent as he serves as president of 3ZERO.

As of December 31, 2024, Messrs. Richardson and Castagnoli together control approximately 91% of the voting power of our outstanding common stock, and holders of our Class B common stock collectively control 96% of the voting power of our outstanding common stock, the Company qualifies as a “controlled company” within the meaning of the corporate governance standards of the NYSE American. Under these rules, the Company has elected not to comply with certain corporate governance requirements, including the requirements that director nominees be selected or recommended to our Board for determination, either by the independent directors or a nominating committee comprised solely of independent directors, and compensation of our chief executive officer and all other officers be determined or recommended to our Board for determination, either by the independent directors or a compensation committee comprised solely of independent directors.

See “Item 1A. Risk Factors – Risks Related to Ownership of Our Class A Common Stock - We are currently a “controlled company” and, as a result, qualify for and could rely on exemptions from certain corporate governance requirements.”

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

Deloitte & Touche, LLP (“Deloitte”) has served as our independent auditor since 2023. The following table summarizes the audit fees billed and expected to be billed by Deloitte for the indicated years and the fees billed by Deloitte for all other services rendered during the indicated years. All services associated with such fees from April 19, 2024 were pre-approved by our Audit Committee in accordance with the “Pre-Approval Policies and Procedures” described below.

	2024 (in thousands)	2023 (in thousands)
Audit fees (1)	$1,632	$883
Other fees (2)	2	2

(1)
Audit fees represent the aggregate fees billed for professional services rendered by Deloitte for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those years.
(2)
Other fees include fees for services other than the services reported in audit fees.

Pre-Approval Policies and Procedures

Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services performed by our independent auditor. These procedures generally approve the performance of specific services subject to a cost limit for all such services. This general approval is reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of the Audit Committee for each engagement of our independent registered public accounting firm to perform other audit-related or non-audit services. The Audit Committee does not delegate its responsibility to pre-approve services performed by our independent auditor to any member of management. The Audit Committee has delegated authority to the Audit Committee chair to pre-approve audit and non-audit services to be provided to us by our independent auditor provided that the fees for such services do not exceed $500,000.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The following information required under this item is filed as part of this report:

(a)(1)		Financial Statements.
Document:
	(i)	Report of Independent Registered Public Accounting Firm
	(ii)	Consolidated Balance Sheets as of December 31, 2024 and 2023
	(iii)	Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023
	(iv)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024 and 2023
	(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023
	(vi)	Notes to Consolidated Financial Statements

Item 16. Form 10-K Summary

None.

Financial Statement Schedules

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

Exhibits

Exhibit Number	Description	SEC Document Reference
3.1	Amended and Restated Certificate of Incorporation of Exodus Movement, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 filed on February 28, 2024.
3.2	Amended and Restated Bylaws of Exodus Movement, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form 1-A filed April 8, 2021.
4.1	Description of the Registrant’s Capital Stock	Filed herewith.
10.1†	Exodus Movement, Inc. 2019 Equity Incentive Plan of Exodus Movement, Inc.	Incorporated by reference to Exhibit 6.1 to the Company’s Form 1-A filed April 8, 2021.
10.2	Amended form of API Agreement (U.S. Crypto-to-Crypto Exchanges).	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 filed on February 28, 2024.
10.3	Form of API Agreement (International Crypto-to-Crypto Exchanges)	Incorporated by reference to Exhibit 6.3 to the Company’s Form 1-A filed April 8, 2021.
10.4	Platform Services, Transfer Agent and Registrar Agreement, dated as of December 23, 2020, by and between Securitize LLC. and Exodus Movement, Inc.	Incorporated by reference to Exhibit 6.5 to the Company’s Form 1-A filed April 8, 2021.
10.5	Order Form 2, dated as of January 14, 2021, by and between Securitize LLC and Exodus Movement, Inc.	Incorporated by reference to Exhibit 6.6 to the Company’s Form 1-A filed April 8, 2021.
10.6†	Exodus Movement, Inc. 2021 Equity Incentive Plan.	Incorporated by reference to Exhibit 6.7 to the Company’s Form 1-K filed March 7, 2022.
10.7†	Form of Restricted Stock Unit Award Agreement under the Exodus Movement, Inc. 2021 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10 filed on February 28, 2024.
10.8†	Form of Restricted Stock Unit Award Agreement under the Exodus Movement, Inc. 2021 Equity Incentive Plan.	Filed herewith.
10.9†	Director Offer Letter, dated as of August 10, 2023, by and between Exodus Movement, Inc. and Margaret Knight.	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10 filed on February 28, 2024.
10.10†	Director Offer Letter, dated as of January 26, 2024, by and between Exodus Movement, Inc. and Carol MacKinlay.	Incorporated by reference to Exhibit 10.10 to the Company’s Form 10 filed on February 28, 2024.
10.11†	Director Offer Letter, dated as of January 24, 2024, by and between Exodus Movement, Inc. and Tyler Skelton.	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10 filed on February 28, 2024.
19.1	Insider Trading Policy	Filed herewith.
21.1	Subsidiaries of the Registrant.	Incorporated by reference to the Company's Amendment No. 2 to Form 10 filed on July 10, 2024.
23.1	Consent of Deloitte & Touche LLP.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
97	Policy on Recoupment of Incentive Compensation	Filed herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXODUS MOVEMENT, INC.

Date: March 6, 2025	By:	/s/ James Gernetzke
James Gernetzke
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon Paul Richardson	Chief Executive Officer and Director	March 6, 2025
Jon Paul Richardson	(Principal Executive Officer)

/s/ James Gernetzke	Chief Financial Officer and Secretary	March 6, 2025
James Gernetzke	(Principal Financial Officer and Principal Accounting Officer)

/s/ Margaret Knight		March 6, 2025
Margaret Knight	Director

/s/ Carol MacKinlay		March 6, 2025
Carol MacKinlay	Director

/s/ Tyler Skelton		March 6, 2025
Tyler Skelton	Director

/s/ Daniel Castagnoli		March 6, 2025
Daniel Castagnoli	Director