Form 10-Q
period 2025-03-31
Exodus Movement, Inc.
filed 2025-05-12
CIK 1821534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56643

Exodus Movement, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-3548560
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15418 Weir St. #333 Omaha, NE(1)	68137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 992-2566

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.000001 per share.	EXOD	NYSE American

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

As of April 30, 2025, the registrant had 9,300,739 shares of Class A common stock, par value $0.000001 per share, outstanding.

(1) We are a remote-first company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, communications may be directed to the listed address.

i

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Quarterly Report on Form 10-Q. Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved. Forward-looking statements are generally identified by the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “forecast,” as well as variations of such words or similar expressions. Forward-looking statements include statements concerning:

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed or implied by our forward-looking statements, including those set forth in the sections titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2025 (the “Form 10-K”). You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

We caution you that the risks, uncertainties and other factors referred to above and elsewhere in this Quarterly Report on Form 10-Q may not contain all of the risks, uncertainties and other factors that may affect our future results and operations. Moreover, new risks will emerge from time to time. It is not possible for us to predict all risks. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected and you should not place undue reliance on our forward-looking statements.

All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date made, unless an earlier date is specified, and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. Except as required by law, we disclaim any intent to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and par value)

	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$59,773	$37,883
U.S. dollar coin	1,308	12
Treasury bills	1,695	30,490
Accounts receivable	6,978	7,654
Prepaid expenses	4,189	2,326
Other current assets	5,797	4,430
Total current assets	79,740	82,795
OTHER ASSETS
Fixed assets, net	386	357
Digital assets	175,207	196,359
Software assets, net	5,446	6,129
Other long-term asset	77	109
Indefinite-lived assets	2,146	2,146
Other investments	200	100
Total other assets	183,462	205,200
TOTAL ASSETS	$263,202	$287,995
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,459	$1,162
Other current liabilities	5,486	7,183
Total current liabilities	6,945	8,345
LONG-TERM LIABILITIES
Other long-term liabilities	354	344
Deferred tax liability	14,356	21,779
Total long-term liabilities	14,710	22,123
Total liabilities	21,655	30,468
STOCKHOLDERS' EQUITY
Preferred stock
$0.000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Class A Common Stock
$0.000001 par value, 300,000,000 shares authorized,	-	-
9,224,234 issued and outstanding as of March 31, 2025	-	-
8,460,707 issued and outstanding as of December 31, 2024	-	-
Class B Common Stock
$0.000001 par value, 27,500,000 shares authorized,	-	-
19,459,350 issued and outstanding as of March 31, 2025	-	-
19,749,388 issued and outstanding as of December 31, 2024	-	-
ADDITIONAL PAID IN CAPITAL	121,534	124,387
ACCUMULATED OTHER COMPREHENSIVE LOSS	(1,006)	(752)
RETAINED EARNINGS	121,019	133,892
Total stockholders' equity	241,547	257,527
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$263,202	$287,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
REVENUES	$35,996	$29,060
EXPENSES (INCOME)
Technology, development and user support	14,893	10,704
General and administrative	14,318	8,055
Loss (gain) on digital assets, net	28,809	(56,799)
Impairment on assets	137	-
Staking and other loss (income)	136	(150)
Other loss, net	447	244
Interest income	(1,003)	(947)
(Loss) income before income taxes	(21,741)	67,953
INCOME TAX BENEFIT (EXPENSE)	8,868	(13,166)
NET (LOSS) INCOME	$(12,873)	$54,787
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(254)	703
COMPREHENSIVE (LOSS) INCOME	$(13,127)	$55,490

Net (loss) income per share
Basic net (loss) income per share of common stock - Class A	$(0.45)	$2.09
Basic net (loss) income per share of common stock - Class B	$(0.45)	$2.09
Diluted net (loss) income per share of common stock - Class A	$(0.45)	$1.75
Diluted net (loss) income per share of common stock - Class B	$(0.45)	$1.75
Weighted average number of shares and share equivalents outstanding
Weighted average number of shares used in basic computation - Class A	8,886	4,589
Weighted average number of shares used in basic computation - Class B	19,640	21,620
Weighted average number of shares used in diluted computation - Class A	8,886	7,539
Weighted average number of shares used in diluted computation - Class B	19,640	23,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Class A	Class B	Paid In	Comprehensive	(Accumulated	Stockholders'
	Shares	Shares	Capital	Loss	Deficit)	Equity
BALANCES as of January 1, 2024	4,320	21,760	$122,558	$(1,477)	$(17,320)	$103,761
Cumulative effect adjustment to the opening balance of retained earnings for ASU 2023-08 adoption, net of tax	-	-	-	-	38,254	38,254
Stock-based compensation	-	-	1,903	-	-	1,903
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	234	-	(334)	-	-	(334)
Conversion from Class B to Class A	240	(240)	-	-	-	-
Foreign currency translation adjustment	-	-	-	703	-	703
Net income	-	-	-	-	54,787	54,787
BALANCES as of March 31, 2024	4,794	21,520	$124,127	$(774)	$75,721	$199,074
BALANCES as of January 1, 2025	8,460	19,749	$124,387	$(752)	$133,892	$257,527
Stock-based compensation	-	-	2,759	-	-	2,759
Exercised options	-	233	(1,764)	-	-	(1,764)
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	241	-	(3,848)	-	-	(3,848)
Conversion from Class B to Class A	523	(523)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(254)	-	(254)
Net loss	-	-	-	-	(12,873)	(12,873)
BALANCES as of March 31, 2025	9,224	19,459	$121,534	$(1,006)	$121,019	$241,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(12,873)	$54,787
Adjustments to reconcile net (loss) income to
Net cash (used in) provided by operating activities
Depreciation and amortization	1,042	1,243
Deferred tax (benefit) expense	(7,423)	11,298
Impairment of other assets	137	-
Loss (gain) on digital assets, net	28,809	(56,799)
Staking and other loss	136	-
Other loss, net	447	244
Stock based compensation	2,707	1,674
Accrued interest income	(648)	(756)
Other operating activities settled in digital assets and USDC (1)	(15,070)	(13,923)
Change in operating assets and liabilities:
Accounts receivable	246	-
Prepaid expenses	(1,592)	129
Other current assets	(1,377)	5
Other long-term asset	32	(40)
Accounts payable	322	718
Other current liabilities	(1,073)	1,858
Other long-term liabilities	12	12
Net cash (used in) provided by operating activities	(6,166)	450
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in SAFE Note	(100)	-
Purchases of fixed assets	(51)	(150)
Purchase of treasury bills	-	(29,800)
Redemption of treasury bills	29,000	29,649
Purchases of digital assets	(1,571)	(2,031)
Disposal of digital assets held	6,416	11,884
Net cash provided by investing activities	33,694	9,552
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares to pay employee withholding taxes	(5,638)	(344)
Net cash used in financing activities	(5,638)	(344)
Change in cash and cash equivalents, and restricted cash and cash equivalents	21,890	9,658
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	37,883	11,376
End of period	59,773	21,034
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash issuance of stock	$26	$10
Non-cash payment for fixed assets	27	-
Non-cash capitalized software costs settled in digital assets (including stock-based compensation of $52 and $229 respectively)	(450)	(1,155)

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

2. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of the Company are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements and in management’s opinion, reflect all the adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair statement of the Company’s condensed consolidated financial statements for the periods presented. The unaudited condensed consolidated results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year or any other period.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2025 (the “Form 10-K”).

There were no changes to the significant accounting policies that were disclosed in Note 2 Summary of Significant Accounting Policies to the audited consolidated financial statements included in the Form 10-K.

Concentration of Revenue

Operating revenue from Application Programming Interface Providers (“API Providers”) exceeding 10% of total operating revenues for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Company A	$4,382	$6,700
Company B	4,480	5,657
Company C	5,502	4,734
Company D	4,284	4,115
Company E (1)	5,960	-
Company F (1)	3,788	-

(1) Companies E and F did not have over 10% of revenue during the three months ended March 31, 2024.

Digital Assets

As of March 31, 2025, the Company held $175.2 million of digital assets at fair value. The Company presents digital assets separately from other intangible assets, recorded as digital assets on the condensed consolidated balance sheets. The net activity from remeasurement of digital assets at fair value is reflected in the condensed consolidated statements of operations and comprehensive (loss) income within (expenses) income. Digital assets that are received as noncash consideration in our revenue arrangements and sold for cash within seven days are presented as cash flows from operating activities in other operating activities settled in digital assets and U.S. Dollar Coin (“USDC”), while other digital asset activity held longer than seven days is reflected as cash flows from investing activities under disposal of digital assets held in the consolidated statements of cash flows. The Company uses a mix of non-custodial and custodial services at multiple locations that are geographically dispersed to store its digital assets. The Company has performed an analysis of the principal market. Refer to Note 5, Intangible Assets, and Note 11, Fair Value Measurements, for additional information. The Company has ownership of and control over its digital assets. The cost basis is calculated on a first-in first-out basis.

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

Recently Issued Accounting Pronouncements Pending Adoption

Expense Disaggregation Disclosures

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, "Expense Disaggregation Disclosures" (herein, the "Update"). The Update aims to enhance disclosures regarding a public business entity’s expenses, specifically addressing investor requests for more detailed information on the types of expenses included in commonly presented expense captions such as cost of sales, selling, general and administrative expenses ("SG&A"), and research and development ("R&D"). The amendments in this Update require additional transparency on the breakdown of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date, or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the Update on its financial reporting and will adopt the standard in accordance with the required effective date. In January 2025, the FASB issued ASU 2025-01 which clarifies the disclosure requirements for public business entities adopting the Update. ASU 2025-01 specifies that all public business entities should initially adopt the disclosure requirements presented in ASU 2024-03 in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting the standard on the consolidated financial statements.

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

3. Revenue Recognition

The following table presents the Company’s revenues disaggregated by geography, based on the addresses of the Company’s customers (in thousands, except percentages):

	Three Months Ended March 31,
	2025		2024
Republic of the Marshall Islands	$9,787	27.2%	$8,849	30.4%
Hong Kong	7,656	21.3	6,009	20.7
British Virgin Islands(1)	7,414	20.6	-	-
Seychelles	4,382	12.2	6,700	23.1
Saint Vincent and Grenadines(1)	3,788	10.5	-	-
Other(2)	2,969	8.2	7,502	25.8
Operating revenues	$35,996	100.0%	$29,060	100.0%

(1) Country did not exceed 10% in 2024 and was included in Other.

(2) No other individual country accounted for more than 10% of total revenue.

The following table summarizes the revenue by users of the platform and the business-to-business partnerships for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025		2024
Exchange aggregation	$33,807	94.0%	$26,750	92.1%
Fiat onboarding	1,140	3.2	1,011	3.5
Staking	588	1.6	645	2.2
Consulting	337	0.9	25	0.1
Other (1)	124	0.3	629	2.1
Operating revenues	$35,996	100.0%	$29,060	100.0%

(1) Other includes $0.1 million and $0.6 million related to non-fungible token revenue for the three months ended March 31, 2025 and 2024, respectively.

The following table presents the Company's contract balances as of March 31, 2025 and December 31, 2024 (in thousands):

Balance January 1, 2024	$727
Contract liability	100
Performance obligation satisfied	(815)
Balance December 31, 2024	12
Contract liability	71
Performance obligation satisfied	(83)
Balance March 31, 2025	$-

4. Prepaid Expenses

The Company prepays certain expenses due to the nature of the service provided or to capture certain discounts. The table below shows a breakout of these prepaid expenses for the periods presented (in thousands):

	March 31, 2025	December 31, 2024
Marketing	$1,708	$220
Prepaid software	955	762
Accounting, consulting, and legal services	812	540
Prepaid cloud services	600	669
Partner fees	101	82
Prepaid insurance	13	53
Prepaid expenses	$4,189	$2,326

5. Intangible Assets

Indefinite-Lived Asset

Indefinite-lived assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Indefinite-lived assets	$2,146	$2,146
Indefinite-lived assets	$2,146	$2,146

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

Digital Assets

The table below outlines the fair value of our digital assets based on publicly available rates as of the dates presented as well as the cost (in thousands, except units):

	Units	Cost Basis	Fair Value
As of March 31, 2025
Bitcoin	2,011	$81,833	$165,978
Ethereum	2,693	5,072	4,905
Other	4,781,900	8,398	4,324
Digital assets		$95,303	$175,207

As of December 31,2024
Bitcoin	1,941	69,707	181,238
Ethereum	2,655	4,967	8,847
Other	10,036,242	7,882	6,274
Digital assets		$82,556	$196,359

For the three months ended March 31, 2025, the Company recognized realized gains from exchange of digital assets of $5.4 million and realized losses of $0.3 million which are included on the condensed consolidated statements of operations and comprehensive (loss) income.

For the three months ended March 31, 2025, the Company recognized unrealized gains from remeasurement of digital assets of $10.9 million and unrealized losses from remeasurement of digital assets of $44.8 million which are included on the condensed consolidated statements of operations and comprehensive (loss) income. For the three months ended March 31, 2025, there were no digital assets held with contractual sale restrictions.

The following table summarizes other operating activities settled in digital assets and USDC (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$(35,764)	$(25,695)
Expenses	6,376	5,207
Conversion of digital assets and USDC to cash	14,757	8,571
Accounts receivable and other current assets	439	(3,365)
Payroll liabilities	(624)	656
Currency translation related to digital asserts	(254)	703
Other operating activities settled in digital assets and USDC	$(15,070)	$(13,923)

The following table summarizes the digital asset activities as of March 31, 2025 and December 31, 2024 (in thousands, except units):

	BTC		ETH		Other
	Units	Value	Units	Value	Units	Value

Balance, December 31, 2023	1,787	$32,262	2,538	$2,022	4,625,187	$726
Adoption of ASU 2023-08	-	43,162	-	3,764	-	1,750
Balance, January 1, 2024	1,787	75,424	2,538	5,786	4,625,187	2,476
Additions (1)	1,182	78,487	130	402	1,464,766,089	2,902
Disposals (2)	(1,028)	(63,984)	(13)	(45)	(1,459,355,034)	(1,199)
Gains (3)	-	(42,015)	-	(6,022)	-	(4,827)
Losses (3)	-	133,326	-	8,726	-	6,922
Balance, December 31, 2024	1,941	$181,238	2,655	$8,847	10,036,242	$6,274
Additions (1)	265	25,125	38	106	3,800,390,810	1,340
Disposals (2)	(195)	(18,113)	-	-	(3,805,645,152)	(801)
Gains (3)	-	15,519	-	(127)	-	943
Losses (3)	-	(37,791)	-	(3,921)	-	(3,432)
Balance, March 31, 2025	2,011	$165,978	2,693	$4,905	4,781,900	$4,324

(1) Additions primarily relate to revenue generated from customers and staked assets.

(2) Disposals primarily relate to payment of liabilities pertaining to vendor invoices and payroll payments. Disposals of digital assets to cash are primarily used for operational purposes.

(3) For the three months ended March 31, 2025, the Company recognized realized gains from exchange of digital assets of $5.4 million, realized losses from exchange of digital assets of $0.3 million, which are included on the condensed consolidated statements of operations and comprehensive (loss) income.

6. Fixed Assets, Net

Fixed assets, net, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Computer equipment	$995	$940
Vehicles	237	237
Furniture and fixtures	21	21
Fixed assets, gross	1,253	1,198
Less: accumulated depreciation	(867)	(841)
Fixed assets, net	$386	$357

Depreciation expense was less than $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

7. Software Assets, Net

Software assets, net, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Internal use software	$12,642	$12,640
Less: accumulated amortization	(7,196)	(6,511)
Software assets, net	$5,446	$6,129

The following summarizes the future amortization expense as of March 31, 2025 (in thousands):

Nine months ending December 31, 2025	$2,435
2026	1,941
2027	976
2028	94
$5,446

Amortization expense was $1.0 million and $1.2 million for the three months ended March 31, 2025 and 2024 respectively.

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

Stock-Based Compensation

Options and Equity Grants Issued

The 2019 Equity Incentive Plan adopted in September 2019 (the “2019 Plan”) permitted the Company to grant non-statutory stock options, incentive stock options, and other equity awards to Exodus team members, directors, and consultants. The exercise price for options issued under the 2019 Plan is determined by the board of directors, but will be (i) in the case of an incentive stock option granted to an employee or consultant who owns stock representing more than 10% of the voting power of all classes of stock of Exodus, no less than 110% of the fair market value per share on the date of grant; or (ii) granted to any other team member or consultant, no less than 100% of the fair market value per share on the date of grant. The contractual life for all options issued under the 2019 Plan is 10 years. The 2019 Plan authorized grants to issue up to 3,000,000 options (prior to the 2021 Employee Equity Redemption Plan) that are convertible into shares of authorized but unissued Class B common stock. As of March 31, 2025, there were 591,130 shares of Class B common stock options outstanding.

In August 2021, the Company also adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the Company to grant non-statutory stock options, incentive stock options and other equity awards, such as restricted stock awards, to Exodus team members, directors, and consultants. The exercise price for options issued under the 2021 Plan is determined by the board of directors, but will be (i) in the case of an incentive stock option granted to an employee who owns stock representing more than 10% of the voting power of all classes of stock of Exodus, no less than 110% of the fair market value per share on the date of grant; or (ii) granted to any other team member or consultant, no less than 100% of the fair market value per share on the date of grant. The contractual life for all options issued under the 2021 Plan is 10 years. The 2021 Plan initially authorized grants to issue up to 2,780,000 awards that are convertible into shares of authorized but unissued Class A common stock. Pursuant to the terms of the 2021 Plan, the Company may increase our share pool by 5% of our outstanding shares of capital stock each year. In 2023 and 2022, the total shares of our Class A common stock reserved for issuance increased by 1,875,000 shares for both periods and 132,936 shares in 2024 for a total of 6,662,936 shares of Class A common stock reserved under the 2021 Plan. As of March 31, 2025, there were 2,608,294 restricted stock units that are authorized and outstanding with a fair value of $119.3 million and 355 restricted stock units were vested but not yet issued.

Upon the approval of the 2021 Plan, the Company can no longer grant non-statutory stock options, incentive stock options, or other equity awards to Exodus team members, directors, or consultants under the 2019 Plan.

Terms of our share-based compensation are governed by the plan in which awards were issued.

The following table summarizes stock option activities for the three months ended March 31, 2025 and 2024:

		Weighted
		Average
		Exercise Price
	Options	Price
Outstanding as of January 1, 2024	2,156,632	$2.40
Forfeited	(302)	2.39
Outstanding as of March 31, 2024	2,156,330	$2.40
Outstanding as of January 1, 2025	866,135	2.41
Exercised	(275,005)	(2.40)
Outstanding as of March 31, 2025	591,130	$2.41
Vested and exercisable as of March 31, 2025	591,130	$2.41

The following table summarizes RSU activities for the three months ended March 31, 2025 and 2024:

		Weighted
		Average
		Exercise Price
	Restricted Stock Units	Price
Outstanding as of January 1, 2024	2,797,071	$3.92
Granted	1,655,773	4.90
Settled	(309,666)	4.64
Forfeited	(39,135)	3.60
Outstanding as of March 31, 2024	4,104,043	$4.27

Outstanding as of January 1, 2025	2,904,901	4.14
Granted	96,074	21.84
Settled	(335,714)	5.34
Vested	(24,194)	51.12
Forfeited	(32,773)	3.98
Outstanding as of March 31, 2025	2,608,294	$4.20

We recognized stock-based compensation related to options and restricted stock units of $2.8 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.

Stock-based compensation is recorded on the Company’s condensed consolidated statements of operations and comprehensive (loss) income as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Technology, development, and user support	$725	$805
General and administrative	2,034	1,098
Stock-based compensation	$2,759	$1,903

As of March 31, 2025, total unrecognized stock-based compensation expense was $3.0 million.

9. Income Taxes

At the end of each interim period, the Company records income taxes by applying an estimated annualized effective tax rate to the current period income or loss before income taxes. The Company’s annualized effective tax rate is based on pre-tax earnings, enacted U.S. statutory tax rates, non-deductible expenses, tax credits, certain tax rate differences between U.S. and foreign jurisdictions, and specific events that are discretely recognized entirely within the interim period in which they occur. Exodus’ foreign subsidiary Proper Trust AG files an income tax return in Switzerland.

For the three months ended March 31, 2025 and 2024, the Company recorded an income tax benefit of $8.9 million on pre-tax loss of approximately $21.7 million and an income tax expense of $13.2 million on a pre-tax income of approximately $68.0 million, resulting in effective tax rates of 40.8% and 19.3%, respectively.

Our effective tax rate for the three months ended March 31, 2025 was primarily impacted by the change in permanent differences, including the tax benefit from the foreign derived intangible income and non-deductible expenses, and discrete items, including stock-based compensation and tax effect of realized and unrealized digital asset gains and losses during the period. For purposes of recording the discrete tax expense related to digital assets, for the three months ending March 31, 2025 realized gains or losses are recorded to the Company’s current taxes payable and unrealized gains and losses are recorded to the deferred tax liability based on current period activity. The effective tax rate for the three months ended March 31, 2024 was primarily impacted by the change in permanent differences and discrete items, including the tax benefit from the foreign derived intangible income and the effect of digital asset gains and losses, specifically recognized in the period.

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

11. Fair Value Measurements

The Company’s financial assets are summarized below as of March 31, 2025 and December 31, 2024, with fair values shown according to the fair value hierarchy (in thousands):

	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
March 31, 2025
BTC	$165,978	$165,978	$-	$-
Treasury bills	1,695	1,695	-	-
Money market funds	55,486	55,486	-	-
ETH	4,905	4,905	-	-
Other digital assets	4,324	4,324	-	-
Other investments	200	(A)	-	-
	$232,588
December 31, 2024
BTC	$181,238	$181,238	$-	$-
Treasury bills	31,162	31,162	-	-
Money market funds	25,514	25,514
ETH	8,847	8,847
Other digital assets	6,274	6,274	-	-
Other investment	100	(A)	-	-
	$253,135

(A) This investment is recorded at cost.

The Company invests in held to maturity treasury bills. As of March 31, 2025, the discount rate was 2.1%. Discount rates ranged from 1.1% to 2.4% as of December 31, 2024. The Company held treasury bills with a maturity of greater than three months in other current assets in the amount of $1.7 million and $30.5 million as of March 31, 2025 and December 31, 2024, respectively. The Company held no treasury bills with a maturity of less than three months in cash and cash equivalents as of March 31, 2025 and $0.7 million as of December 31, 2024.

Assets and Liabilities Not Measured and Recorded at Fair Value

The Company’s financial instruments, including USDC, are carried at cost, which approximates their fair value. If these financial instruments were recorded at fair value, they would be based on Level 1 inputs.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic net (loss) income per share:
Numerator
Net (loss) income, basic and diluted	$(12,873)	$54,787
Denominator
Weighted-average number of shares used in per share computation - Class A	8,886	4,589
Weighted-average number of shares used in per share computation - Class B	19,640	21,620
Basic net (loss) income per share - Class A	$(0.45)	$2.09
Basic net (loss) income per share - Class B	$(0.45)	$2.09
Diluted net (loss) income per share:
Denominator
Weighted-average number of shares used in diluted computation - Class A	8,886	7,539
Weighted-average number of shares used in diluted computation - Class B	19,640	23,776
Diluted net (loss) income per share - Class A	$(0.45)	$1.75
Diluted net (loss) income per share - Class B	$(0.45)	$1.75

13. Segment Reporting

The Company has one reportable segment: revenues. Factors that management used to identify the Company’s reportable segment include the Company’s integrated business model, shared customer base, centralized corporate functions, and uniform service offerings in determining that the business operates as a single segment. A description of the types of products and services from which the reportable segment derives its revenues as well as the accounting policies applicable to the reportable segment can be found in Footnote 2 – Summary of Significant Accounting Policies of the Form 10-K. Entity-wide information can be found in Footnote 3 – Revenue Recognition. The chief operating decision maker assesses the performance using consolidated net income for the reportable segment and decides how to allocate resources based on revenues, technology, development, and user support, general and administrative expenses, and net income which are reported under identical captions in the consolidated statements of operations and comprehensive income. No additional measures of segment assets, profit, or loss are used in internal management reporting. The Company does not have intra-entity sales or material intra-entity transfers for consideration in the segment analysis. Information about reported segment revenue and profit as well as significant segment expenses can be found in the consolidated statements of operations and comprehensive (loss) income. The Company’s chief operating decision maker is the chief executive officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of Exodus’ financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Item 1A. Risk Factors” in the Form 10-K and “Cautionary Note on Forward Looking Statements” and in other parts of this Quarterly Report on Form 10-Q.

Overview of Our Business

We are engaged principally in the business of creating and distributing self-custodial wallets for digital assets. Because a majority of our revenue is derived from services provided by application programming interface (“API”) providers (“API Providers”) to persons located outside the United States pursuant to a transaction-based structure, our profitability is dependent on a number of factors including the pricing of digital assets, the volume of transactions and the quality of our third-party relationships.

Our revenues are primarily derived from digital asset-related transactions and consist of fees from third-party API agreements. These API agreements typically consist of transaction-based contracts and tiered subscription contracts where fees are generated based on transaction volume which is primarily driven by users interacting with the API providers.

Our expenses primarily consist of:

•
Technology, development, user support;
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
U.S. Dollar Coin ("USDC")
Stablecoin	Exchange Aggregation; Fiat Onboarding	Ethereum, Algorand, Avalanche, Binance Smart Chain, Arbitrum, Fantom, Polygon, Optimism, Solana, Tron
Other
All other digital assets	Exchange Aggregation; Fiat Onboarding; Staking	Multiple Blockchains

Known Trends and Uncertainties

Cloud based infrastructure expense – Cloud infrastructure expenses decreased by $0.1 million for the three months ended March 31, 2025 compared to three months ended March 31, 2024 primarily due to cost optimization efforts, including monthly reviews by the Development Operations team to reduce waste, improve instance efficiency, and minimize inter-zone transfer costs. We anticipate increased cloud infrastructure expenses as the platform continues to grow due to increased database capacity and new users.

Investment in human capital – Costs related to investment in human capital (including recruiting costs, salary, incentive and compensation costs) increased $2.9 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 primarily due to an increase in salaries, stock based compensation and headcount. As the Exodus platform continues to expand, we anticipate the need to add more team members to accommodate the growth in our business, which is expected to materially increase expenses as a result of the impact on the human capital costs described above. Human capital costs are also expected to increase due to the need to add additional team members to address compliance with the evolving regulatory environment, including as a publicly traded company.

Marketing expenses – Marketing-related costs increased $1.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily due to increased spending on website advertisements targeted at the digital asset focused spaces and on online platforms, such as the App Store, and marketing agency expenses. To date, we have primarily focused our marketing strategy toward user growth. We continue to evaluate our marketing strategy and in the future may decide to refocus the current organic growth-based strategy in growing our user base to a more competitive approach, which would be expected to further increase marketing-related expenses.

Changes in tax laws –We operate in various jurisdictions and are subject to changes in applicable tax laws, treaties or regulations in those jurisdictions. A material change in the tax laws, treaties or regulations, or their interpretation, of any jurisdiction with which we do business, or in which we have significant operations, could adversely affect us. For example, the new Pillar 2 approach, which came into effect in 2023 in certain jurisdictions, will establish a global minimum tax rate of 15%, such that multinational enterprises with an effective tax rate in a jurisdiction below this minimum rate will need to pay additional tax. While many aspects of the application of Pillar 2 remain to be clarified, including how the jurisdictions in which we operate, and those in which we and our subsidiaries are based, choose to implement the Organization for Economic Cooperation and Development’s approach in their tax treaties and domestic tax laws, we do not expect Pillar 2 to apply in 2025.

Growth Initiative and Transaction-Related Expenses

During the three months ended March 31, 2025, the Company incurred approximately $1.8 million in expenses associated with the evaluation, negotiation, and travel due to prospective business acquisitions. The Company expects these expenses to continue throughout 2025 as it continues to evaluate potential acquisition targets. These expenses primarily include legal and advisory costs and are recorded within general and administrative expenses in the accompanying condensed consolidated statements of operations. There were no growth initiative expenses in the three months ended March 31, 2024.

In addition, the Company incurred approximately $4.3 million and $0.4 million in revenue sharing expenses related to its business-to-business partnerships for the three months ended March 31, 2025 and 2024, respectively. While the Company does not control the operations or growth of its partners, their success can directly impact our own performance. As these partners grow or as new partnerships are formed, our associated revenue sharing expenses are expected to increase. These expenses represent costs of revenue and are included within technology, development, and user support expenses in the consolidated statements of operations.

Monthly Active Users

Monthly Active Users ("MAUs") were 1.6 million and 1.7 million as of March 31, 2025 and 2024, respectively, reflecting a period-on-period decrease of 0.1 million, or 6%. We believe this decrease in MAUs was primarily attributable to a negative movement in consumer-related sentiment related to the cryptocurrency markets primarily due to evolving macroeconomic factors including uncertainty surrounding current U.S. presidential policies, particularly related to tariffs and trade, which contributed to a broader risk-off environment, similar to what was observed in the equity markets during the three months ended March 31, 2025. These dynamics have led to increased market volatility and reduced user confidence across digital asset markets. leading to lower prices and decreased engagement. Our strategic focus remains on expanding our active user base, improving app features, and expanding our business-to-business partnerships. We believe that over the long term, interest in digital assets and digital asset markets will continue to increase. However, during any given period, we cannot be certain that our MAU growth efforts will be effective or that interest in digital assets will remain or continue to increase.

MAUs are defined as any user with activity history in any month. A user has “activity history” if, in the last calendar month, the user performed any activity within the application such as opening their application to check digital asset prices, reading news, or accessing the services of our API Providers. MAUs provide a measurement of user engagement, allowing management to compare engagement over time. MAUs consist of both funded wallets and unfunded wallets. Because Exodus users do not have accounts, users do not close an account. Therefore, users may be inactive one month and active the next as they re-engage with the platform. Management views increasing interest in the Exodus Platform over time as a key indicator of increasing revenue, especially for MAUs outside of the United States as the likelihood of revenue generating transactions increases as user interest increases.

Quarterly Funded Users

In addition to MAUs, we utilize Quarterly Funded Users (QFUs) to assess user trends and market sentiment. QFUs are defined as unique users with an Exodus wallet that was funded at any point prior to or during the fiscal quarter and during which the user remained active,

i.e. opening the app during the period. A wallet is considered “funded” if it holds a non-zero balance of any supported digital asset, QFUs offer a longer-term view of engagement by capturing users who have already funded their wallets.

QFUs totaled 1.8 million and 1.6 million as of March 31, 2025 and 2024, respectively, reflecting a period-on-period increase of 0.2 million, or approximately 13%. This growth reflects user engagement in addition to active user count. We expect MAUs to fluctuate more significantly in response to app usage patterns and broader market conditions. In contrast, QFUs provide a longer-term view of engagement, representing a more stable cohort—users with funded wallets actively participating in the Exodus platform.

We consider both MAUs and QFUs to be Key Performance Indicators (KPIs) that provide insight into user activity and platform engagement. While MAUs may fluctuate more significantly due to changes in app usage patterns and broader market conditions, QFUs offer a longer-term view of engagement by capturing users with actively funded wallets who are transacting on the platform. Management uses these metrics to monitor platform health, inform product and marketing strategies, and assess user trends over time.

Results of Operations

Results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ Change	% Change

REVENUES	$35,996	$29,060	$6,936	24
EXPENSES (INCOME)
Technology, development and user support	14,893	10,704	4,189	39
General and administrative	14,318	8,055	6,263	78
Loss (gain) on digital assets, net	28,809	(56,799)	85,608	(151)
Impairment on assets	137	-	137	n/m
Staking and other loss (income)	136	(150)	286	(191)
Other loss, net	447	244	203	83
Interest income	(1,003)	(947)	(56)	6
(Loss) income before income taxes	(21,741)	67,953	(89,694)	(132)
INCOME TAX BENEFIT (EXPENSE)	8,868	(13,166)	22,034	n/m
NET (LOSS) INCOME	(12,873)	54,787	(67,660)	(123)
OTHER COMPREHENSIVE (LOSS) INCOME	-	-	-	n/m
Foreign currency translation adjustment	(254)	703	(957)	(136)
COMPREHENSIVE (LOSS) INCOME	(13,127)	55,490	(68,617)	(124)

Revenue increased $6.9 million, or 24%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily driven by exchange aggregation revenue, which increased $7.1 million, or 26%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, which was primarily attributable to user growth and volume exchange growth related to our business-to-business partner efforts. Non-exchange aggregation (i.e., fiat onboarding, staking, consulting, and other) revenue decreased $0.2 million, or 5%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The non-exchange revenue decrease was driven by a loss in staking revenue and lower NFT revenue with a year-over-year decrease of $0.6 million as a result of lower total staked assets year-over-year and a decline in business-to-business NFT revenue due to reduced demand, while fiat and consulting revenue partially offset the decrease with year-over-year increases of $0.1 million and $0.3 million, respectively.

For the three months ended March 31, 2025, six API Providers accounted for more than 10% each of total revenue and collectively generated exchange aggregation revenue of $28.4 million. For the three months ended March 31, 2024, four API Providers accounted for more than 10% each of total revenue and collectively generated exchange aggregation revenue of $21.2 million.

The following table summarizes the revenue by users of the platform and the business-to-business partnerships for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
Exchange aggregation - users	$27,819	77.4%	$26,030	89.5%
Exchange aggregation - partnerships	5,988	16.7	720	2.5
Fiat onboarding - users	1,129	3.1	1,008	3.5
Fiat onboarding - partnerships	11	-	3	-
Staking	588	1.6	645	2.2
Consulting - users	37	0.1	-	-
Consulting - partnerships	300	0.8	25	0.1
Other - users	124	0.3	55	0.2
Other - partnerships	-	-	574	2.0
Operating revenues	$35,996	100.0%	$29,060	100.0%

Technology, development and user support increased $4.2 million, or 39%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily due to a $4.0 million increase in partner fee expense as a result of a correlated increase in revenue from business-to-business partnerships, a $0.7 million decrease in capitalized labor as a result of impairment of software projects, a $0.3 million increase in subscription expenses primarily driven by higher costs associated with key infrastructure vendors for development tools, application development, performance optimization and security protections, a $0.2 million increase in consulting expenses, partially offset by a $0.7 million decrease in team member compensation and benefit expense as a result of lower incentives awarded and a $0.1 million decrease in cloud infrastructure service costs due to cost optimization efforts,

General and administrative expenses increased $6.3 million, or 78%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company incurred approximately $1.8 million in transaction-related expenses associated with the evaluation, negotiation, and travel due to prospective business acquisitions. The Company expects these expenses to continue throughout 2025 as it continues to evaluate potential acquisition targets. These expenses primarily include legal and advisory costs. In addition to these transaction related expenses, other expenses driving the increase include a $2.2 million increase in team member compensation and benefit expenses as a result of increased team member compensation, increased stock based compensation and increased headcount, a $0.3 million increase in legal and consulting expenses, a $1.0 million increase in meeting and travel expenses, a $1.1 million increase in marketing expenses, and a $1.0 million increase in political contributions, partially offset by a $1.4 million decrease in foreign currency expense.

The Company experienced an unfavorable fluctuation in the market price of digital assets held during the three months ended March 31, 2025, primarily driven by market volatility due to macroeconomic headwinds, including the Federal Reserve's revised economic outlook, with a lower growth forecast and a higher inflation outlook, and the looming threat of broader tariffs. During the three months ended March 31, 2025, the Company recognized net realized gains from exchange of digital assets of $5.1 million and net unrealized losses from remeasurement of digital assets of $33.9 million. During the three months ended March 31, 2024, the Company recognized net realized gains from exchange of digital assets of $4.0 million and net unrealized gains from remeasurement of digital assets of $52.8 million.

Income tax benefit was $8.9 million for the three months ended March 31, 2025, compared to an expense of $13.2 million for the three months ended March 31, 2024. The effective tax rate during the three months ended March 31, 2025 was 40.8% compared to 19.3% during the three months ended March 31, 2024. For the three months ended March 31, 2025, the change from the effective rate was primarily due to was primarily impacted by the change in permanent differences, including the tax benefit from the foreign derived intangible income and non-deductible expenses, and discrete items, including stock-based compensation and tax effect of realized and unrealized digital asset gains and losses during the period. For the three months ended March 31, 2024, the change from the effective rate was primarily impacted by the change in permanent differences and discrete items, including the tax benefit from the foreign derived intangible income and the effect of digital asset gains and losses, specifically recognized in the period.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Net cash (used in) provided by operating activities	$(6,166)	$450	$(6,616)
Net cash provided by investing activities	$33,694	$9,552	$24,142
Net cash used in financing activities	$(5,638)	$(344)	$(5,294)

Net Cash (Used In) Provided By Operating Activities

Net cash used in operating activities increased from March 31, 2025 to March 31, 2024 by $6.6 million. The primary drivers of the change were a net decrease year-over-year on digital assets of $85.6 million, an increase of $1.1 million in operating activities settled in digital assets and USDC, and an increase of $6.2 million in working capital, partially offset by a decrease in net income of $67.7 million. The primary drivers of the increase in operating activities settled in digital assets and USDC included an increase to revenue of $10.1 million related to increased transaction volume partially offset by $6.2 million of conversion of digital assets and USDC to cash for use in operational expense, $1.2 million of expense and $3.8 million in accounts receivable.

Net Cash Provided By Investing Activities

Net cash provided by investing activities increased from March 31, 2025 to March 31, 2024 by $24.2 million. The increases were related to $29.2 million of net change in treasury bills investments and redemptions and purchases of $0.5 million of digital assets, partially offset by $5.5 million of digital assets sold for cash.

Net Cash Used In Financing Activities

Net cash used in financing activities increased from March 31, 2024 to March 31, 2025 by $5.3 million. This was primarily driven by cash used for the repurchase of shares of our common stock to pay employee withholding taxes as a part of our 2019 and 2021 Plan.

Total Digital Assets and Liquid Assets

The following tables show the Company’s holdings of digital assets and cash and cash equivalents (including treasury bills with a maturity date of less than three months), USDC, and treasury bills with a maturity date of greater than three months.

The digital asset holdings as of March 31, 2025 and December 31, 2024 were (in thousands, except units):

	Units	Cost basis	Fair Value
As of March 31, 2025
Bitcoin	2,011	$81,833	$165,978
Ethereum	2,693	5,072	4,905
Other	4,781,900	8,398	4,324
Digital assets		$95,303	$175,207

As of December 31, 2024
Bitcoin	1,941	$69,707	$181,238
Ethereum	2,655	4,967	8,847
Other	10,036,242	7,882	6,274
Digital assets		$82,556	$196,359

The liquid asset holdings as of March 31, 2025 and December 31, 2024 were (in thousands):

	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
As of March 31, 2025
Cash and cash equivalents	$59,773	$59,773	$-	$-
USDC	1,308	1,308	-	-
Treasury bills	1,695	1,695	-	-
Total liquid assets	$62,776
As of December 31, 2024
Cash and cash equivalents	$37,883	$37,883	$-	$-
USDC	12	12	-	-
Treasury bills	30,490	30,490	-	-
Total liquid assets	$68,385

Material Capital Commitments

Exodus currently has no material commitments for capital expenditures.

Critical Accounting Estimates

See the section titled “Critical Accounting Estimates” set forth under “Item 7. Management’s Discussion and Analysis of the Financial Condition and Results of Operations” in the Form 10-K. There have been no material changes from those disclosed in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market price risk of digital assets

A large portion of our revenue generated from API providers is received in Bitcoin. A decline in the market price of digital assets had (and could in the future, have) an adverse effect on the Company's operations, the value of our digital assets, and our future operations and cash flows.

The market price of Bitcoin is impacted by a variety of factors and is determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. The digital asset industry has previously been negatively impacted by market price volatility. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin. There can be no assurance that we will be able to exchange our digital assets for U.S. dollars on a timely basis, if at all, or for a fair price. If the value of our digital assets declines, or if we experience difficulties converting our digital assets to U.S. dollars, we may not have sufficient liquidity to satisfy our liabilities, expenses and costs as they become due, which may negatively affect our business operations and financial condition. A hypothetical 10% increase or decrease in the digital assets held would have resulted in a change to the fair value of $17.5 million and $19.6 million as of March 31, 2025 and December 31, 2024, respectively.

Interest rate risk

Our exposure to changes in interest rates primarily relates to interest earned on our cash and cash equivalents and U.S. Treasury Bills with maturities of approximately six months or less. We had no outstanding debt subject to interest rate risk as of March 31, 2025 and consequently, we do not currently expect to be exposed to fluctuations in interest rates for the foreseeable future.

Our investment policy and strategy related to our cash, cash equivalents, and treasury bills is to preserve capital and meet liquidity requirements without increasing risk. Our cash and cash equivalents consist of money market funds denominated in U.S. dollars, cash deposits, and treasury bills acquired with less than three months to maturity. Treasury bills outside of cash and cash equivalents include amounts acquired with three months to twelve months to maturity. Therefore the fair value of our cash, cash equivalents, and treasury bills would not be significantly affected by either an increase or a decrease in interest rates. A hypothetical 100 basis points increase or decrease in average interest rates applied to our daily balances held as of March 31, 2025 and 2024, would have resulted in a $0.6 million increase or decrease for both years, in interest earned on cash, cash equivalents, and treasury bills. The Federal Reserve has increased the Federal Funds Rate over 500 basis points since March 31, 2021 to control current levels of inflation and as of March 31, 2025, the Federal Funds Rate was 4.33%. A decrease in interest rates is possible. A hypothetical 500 basis points increase or decrease in average interest rates applied to our daily balances held as of March 31, 2025 and 2024, which hypothetical basis point increase corresponds closely to the increase of the Federal Funds Rate since early 2021, would have resulted in a $3.1 million and $3.2 million increase or decrease, respectively, in interest earned on cash, cash equivalents, and treasury bills.

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

We recognized net foreign currency gains of $0.5 million and losses of $1.0 million for the three months ended March 31, 2025 and 2024, respectively, in general and administrative expense, net in the condensed consolidated statements of operations and comprehensive (loss) income. If an adverse 10% foreign currency exchange rate change was applied to total monetary assets, liabilities, and commitments denominated in currencies other than the functional currencies at the balance sheet date, it would not have a material impact on our financial results.

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

Foreign currency translation risk

Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. We recognized losses on translation adjustments, net of tax, of $0.3 million for the three months ended March 31, 2025, compared to gains on translation adjustments, net of tax, of $0.7 million for the three months ended March 31, 2024, in the condensed consolidated statements of operations and comprehensive (loss) income. As of March 31, 2025 and 2024, a 10% increase or decrease on foreign currency exchange rates for translation purposes would not have a material impact on our financial results.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of, and under the supervision of, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025 the Company’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting, as described below.

Previously Reported Material Weaknesses

We identified errors in our previously reported financial information as of and for the year ended December 31, 2021. As a result of the errors that were identified, we identified a material weakness in the Company’s control environment whereby the Company did not design and maintain effective internal control over financial reporting with respect to the expertise and quantity of its resources. Specifically, we did not effectively execute a strategy to hire, train, and retain a sufficient quantity of personnel with an appropriate level of training, expertise, and experience in certain areas important to financial reporting. In addition, we also identified a material weakness whereby we did not design and implement effective control activities based on the criteria in the Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Specifically, the control activities did not adequately (i) address relevant risks, (ii) provide evidence of performance, (iii) provide appropriate segregation of duties, or (iv) operate at a level of precision to identify all potentially material errors. These material weaknesses remain unremediated as of March 31, 2025.

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
•
We designed and implemented controls to establish and maintain appropriate segregation of duties surrounding the initiation and authorization of transactions. Management implemented an approval workflow within the Company’s general ledger system requiring an independent approval manual journal entries. To achieve adequate separation of duties, the journal entry approval workflow does not allow the individual that creates or modifies a journal entry to approve the same journal entry. These remediation activities were completed as of December 31, 2024.
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

We cannot ensure that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.

We believe that the steps detailed above, are substantially implemented and once successfully tested, will remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

Except as described above with respect to our remediation plan, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this item can be found in Note 10, “Commitments and Contingencies—Legal Proceedings” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 6, 2025, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled “Cautionary Note on Forward-Looking Statements” in this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

Changes to business-related risks regarding tax information reporting obligations.

On April 10, 2025, President Trump signed House Joint Resolution 25 (H.J. Res. 25) into law. This legislation provided for congressional disapproval under chapter 8 of title 5, United States Code, of the rule published by the Internal Revenue Service on December 27, 2024 relating to "Gross Proceeds Reporting by Brokers That Regularly Provide Services Effectuating Digital Asset Sales” (the “Rule”). We previously listed this rule as a business-related risk that would have caused us to invest substantially in new compliance measures because we would have been treated as a broker for tax purposes of reporting for sales of digital assets effected on or after January 1, 2027. Following H.J. Res. 25 being signed into law, we believe this rule no longer poses a business-related risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the three months ended March 31, 2025, no director or Section 16 officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case as defined under SEC rules).

Item 6. Exhibits

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Exodus Movement, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 filed on February 28, 2024.
10.2*	Amended form of API Agreement (U.S. Crypto-to-Crypto Exchanges)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 filed on February 28, 2024.
21.1*	Subsidiaries of the Registrant	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Exhibits 3.1, 10.2 and 21.1 were filed with the Annual Report on Form 10-K but are being refiled herewith to correct an administrative error.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXODUS MOVEMENT, INC.

Date: May 12, 2025	By:	/s/ James Gernetzke
James Gernetzke
Chief Financial Officer