Form 10-Q
period 2025-06-30
Exodus Movement, Inc.
filed 2025-08-11
CIK 1821534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 9,602,733 shares of Class A common stock, par value $0.000001 per share, and 19,466,819 shares of Class B common stock, par value $0.000001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and par value)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,933	$37,883
U.S. dollar coin	158	12
Treasury bills	4,961	30,490
Accounts receivable	5,018	7,654
Prepaid expenses	2,810	2,326
Other current assets	6,732	4,430
Total current assets	72,612	82,795
OTHER ASSETS
Fixed assets, net	440	357
Digital assets	233,190	196,359
Software assets, net	5,059	6,129
Other long-term asset	57	109
Indefinite-lived assets	2,146	2,146
Other investments	200	100
Deferred tax assets	2	-
Total other assets	241,094	205,200
TOTAL ASSETS	$313,706	$287,995
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,117	$1,162
Other current liabilities	8,034	7,183
Total current liabilities	11,151	8,345
LONG-TERM LIABILITIES
Other long-term liabilities	365	344
Deferred tax liability	25,070	21,779
Total long-term liabilities	25,435	22,123
Total liabilities	36,586	30,468
STOCKHOLDERS' EQUITY
Preferred stock
$0.000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Class A Common Stock
$0.000001 par value, 300,000,000 shares authorized,	-	-
9,494,058 issued and outstanding as of June 30, 2025	-	-
8,460,707 issued and outstanding as of December 31, 2024	-	-
Class B Common Stock
$0.000001 par value, 27,500,000 shares authorized,	-	-
19,466,819 issued and outstanding as of June 30, 2025	-	-
19,749,388 issued and outstanding as of December 31, 2024	-	-
ADDITIONAL PAID IN CAPITAL	120,499	124,387
ACCUMULATED OTHER COMPREHENSIVE LOSS	(2,065)	(752)
RETAINED EARNINGS	158,686	133,892
Total stockholders' equity	277,120	257,527
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$313,706	$287,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
REVENUES	$25,827	$22,308	$61,823	$51,368
EXPENSES (INCOME)
Technology, development and user support	14,730	10,767	29,623	21,471
General and administrative	18,817	9,054	33,135	17,109
(Gain) loss on digital assets, net	(52,500)	17,232	(23,691)	(39,567)
Gain on sale of future token interests	(2,000)	-	(2,000)	-
Impairment on assets	-	-	137	-
Staking and other (income) loss	(113)	(405)	23	(555)
Other loss (gain), net	15	(158)	462	86
Interest income	(586)	(695)	(1,589)	(1,642)
Income (loss) before income taxes	$47,464	$(13,487)	$25,723	$54,466
INCOME TAX (EXPENSE) BENEFIT	(9,797)	3,881	(929)	(9,285)
NET INCOME (LOSS)	$37,667	$(9,606)	$24,794	$45,181
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(1,059)	(35)	(1,313)	668
COMPREHENSIVE INCOME (LOSS)	$36,608	$(9,641)	$23,481	$45,849

Net income (loss) per share
Basic net income (loss) per share of common stock - Class A	$1.28	$(0.37)	$0.86	$1.72
Basic net income (loss) per share of common stock - Class B	$1.28	$(0.37)	$0.86	$1.72
Diluted net income (loss) per share of common stock - Class A	$1.12	$(0.37)	$0.78	$1.42
Diluted net income (loss) per share of common stock - Class B	$1.12	$(0.37)	$0.78	$1.42
Weighted average number of shares and share equivalents outstanding
Weighted average number of shares used in basic computation - Class A	9,819	4,486	9,147	4,774
Weighted average number of shares used in basic computation - Class B	19,641	21,520	19,546	21,570
Weighted average number of shares used in diluted computation - Class A	12,500	4,486	11,790	8,185
Weighted average number of shares used in diluted computation - Class B	21,021	21,520	20,172	23,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Class A	Class B	Paid In	Comprehensive	(Accumulated	Stockholders'
	Shares	Shares	Capital	Loss	Deficit)	Equity
BALANCES as of January 1, 2024	4,320	21,760	$122,558	$(1,477)	$(17,320)	$103,761
Cumulative effect adjustment to the opening balance of retained earnings for ASU 2023-08 adoption, net of tax	-	-	-	-	38,254	38,254
Stock-based compensation	-	-	1,903	-	-	1,903
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	234	-	(334)	-	-	(334)
Conversion from Class B to Class A	240	(240)	-	-	-	-
Foreign currency translation adjustment	-	-	-	703	-	703
Net income	-	-	-	-	54,787	54,787
BALANCES as of March 31, 2024	4,794	21,520	$124,127	$(774)	$75,721	$199,074
Stock-based compensation	-	-	2,256	-	-	2,256
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	250	-	(883)	-	-	(883)
Foreign currency translation adjustment	-	-	-	(35)	-	(35)
Net loss	-	-	-	-	(9,606)	(9,606)
BALANCES as of June 30, 2024	5,044	21,520	$125,500	$(809)	$66,115	$190,806
BALANCES as of January 1, 2025	8,460	19,749	$124,387	$(752)	$133,892	$257,527
Stock-based compensation	-	-	2,759	-	-	2,759
Exercised options, net of options withheld for taxes and exercise price	-	233	(1,764)	-	-	(1,764)
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	241	-	(3,848)	-	-	(3,848)
Conversion from Class B to Class A	523	(523)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(254)	-	(254)
Net loss	-	-	-	-	(12,873)	(12,873)
BALANCES as of March 31, 2025	9,224	19,459	$121,534	$(1,006)	$121,019	$241,547
Stock-based compensation	-	-	3,175	-	-	3,175
Exercised options, net of options withheld for taxes and exercise price	-	8	(97)	-	-	(97)
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	270	-	(4,113)	-	-	(4,113)
Foreign currency translation adjustment	-	-	-	(1,059)	-	(1,059)
Net income	-	-	-	-	37,667	37,667
BALANCES as of June 30, 2025	9,494	19,467	$120,499	$(2,065)	$158,686	$277,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,794	$45,181
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	2,078	2,511
Deferred tax expense	3,289	7,382
Impairment of other assets	137	-
Gain on digital assets, net	(23,691)	(39,567)
Gain on sale of future token interests	(2,000)	-
Staking and other loss (gain)	23	(555)
Other loss, net	462	86
Stock based compensation	5,755	3,741
Accrued interest income	(682)	(1,133)
Other operating activities settled in digital assets and USDC (1)	(22,934)	(18,402)
Change in operating assets and liabilities:
Accounts receivable	231	(4)
Prepaid expenses	333	(618)
Other current assets	(2,411)	(340)
Other long-term asset	52	(40)
Accounts payable	1,980	1,144
Other current liabilities	1,130	(1,325)
Other long-term liabilities	21	23
Net cash used in operating activities	(11,433)	(1,916)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in SAFE Note	(100)	-
Proceeds from sale of future token interests	2,000	-
Purchases of fixed assets	(143)	(188)
Purchase of treasury bills	(4,938)	(44,386)
Redemption of treasury bills	30,700	46,164
Purchases of digital assets	(1,580)	(2,534)
Disposal of digital assets held	10,392	20,631
Purchase of domain names	-	(151)
Net cash provided by investing activities	36,331	19,536
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares to pay employee withholding taxes	(9,848)	(1,227)
Net cash used in financing activities	(9,848)	(1,227)
Change in cash and cash equivalents, and restricted cash and cash equivalents	15,050	16,393
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	37,883	11,376
End of period	52,933	27,769
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash issuance of stock	$26	$10
Fixed assets purchased with digital assets	(36)	-
Non-cash capitalized software costs settled in digital assets (including stock-based compensation of $179 and $418 respectively)	(1,060)	(2,364)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	(1)	(3,252)

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

2. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of the Company are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements and in management’s opinion, reflect all the adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair statement of the Company’s condensed consolidated financial statements for the periods presented. The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year or any other period.

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

Concentration of Revenue

Revenue from Application Programming Interface Providers (“API Providers”) exceeding 10% of total revenues for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Company A	$2,686	$3,832	$7,068	$10,532
Company B	4,467	4,629	8,947	10,286
Company C	4,803	4,360	10,305	9,094
Company D	2,960	2,713	7,244	6,828
Company E (1)	4,413	-	10,373	-

(1) Company E did not have over 10% of revenue during the three and six months ended June 30, 2024.

Digital Assets

As of June 30, 2025, the Company held $233.2 million of digital assets at fair value. The Company presents digital assets separately from other intangible assets, recorded as digital assets on the condensed consolidated balance sheets. The net activity from remeasurement of digital assets at fair value is reflected in the condensed consolidated statements of operations and comprehensive income (loss) within expenses (income). Digital assets that are received as noncash consideration in our revenue arrangements and sold for cash within seven days are presented as cash flows from operating activities in other operating activities settled in digital assets and U.S. Dollar Coin (“USDC”), while other digital asset activity held longer than seven days is reflected as cash flows from investing activities under disposal of digital assets held in the consolidated statements of cash flows. The Company uses a mix of non-custodial and custodial services at multiple locations that are geographically dispersed to store its digital assets. The Company has performed an analysis of the principal market. Refer to Note 5, Intangible Assets, and Note 11, Fair Value Measurements, for additional information. The Company has ownership of and control over its digital assets. The cost basis is calculated on a first-in first-out basis.

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

3. Revenue Recognition

The following table presents the Company’s revenues disaggregated by geography, based on the addresses of the Company’s customers (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Republic of the Marshall Islands	$7,763	30.1%	$7,072	31.7%	$17,550	28.4%	$15,921	31.0%
Hong Kong	5,671	22.0	4,894	21.9	13,327	21.6	10,903	21.2
British Virgin Islands(1)	4,655	18.0	-	-	12,069	19.5	-	-
Seychelles	2,686	10.4	3,832	17.2	7,068	11.4	10,532	20.5
Other(2)	5,052	19.5	6,510	29.2	11,809	19.1	14,012	27.3
Revenues	$25,827	100.0%	$22,308	100.0%	$61,823	100.0%	$51,368	100.0%

(1) Country did not exceed 10% in 2024 and was included in Other.

(2) No other individual country accounted for more than 10% of total revenue.

The following table summarizes the revenue by users of the platform and the business-to-business partnerships for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Exchange aggregation	$23,417	90.7%	$19,942	89.4%	$57,224	92.6%	$46,692	90.9%
Fiat onboarding	988	3.8	952	4.3	2,128	3.4	1,963	3.8
Staking	1,110	4.3	522	2.3	1,698	2.7	1,167	2.3
Consulting	278	1.1	496	2.2	615	1.0	546	1.1
Other (1)	34	0.1	396	1.8	158	0.3	1,000	1.9
Revenues	$25,827	100.0%	$22,308	100.0%	$61,823	100.0%	$51,368	100.0%

(1) Other includes less than $0.1 million and $0.1 million related to non-fungible token revenue for the three and six months ended June 30, 2025, respectively, and $0.4 million and $0.9 million related to non-fungible token revenue for the three and six months ended June 30, 2024, respectively.

The following table presents the Company's contract balances as of June 30, 2025 and December 31, 2024 (in thousands):

Balance January 1, 2024	$727
Increase in contract liability	100
Performance obligation satisfied	(815)
Balance December 31, 2024	12
Increase in contract liability	71
Performance obligation satisfied	(83)
Balance June 30, 2025	$-

4. Prepaid Expenses

The Company prepays certain expenses due to the nature of the service provided or to capture certain discounts. The table below shows a breakout of these prepaid expenses for the periods presented (in thousands):

	June 30, 2025	December 31, 2024
Accounting, consulting, and legal services	$957	$540
Prepaid software	731	762
Prepaid insurance	547	53
Prepaid cloud services	537	669
Marketing	38	220
Partner fees	—	82
Prepaid expenses	$2,810	$2,326

5. Intangible Assets

Indefinite-Lived Asset

Indefinite-lived assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Indefinite-lived assets	$2,146	$2,146
Indefinite-lived assets	$2,146	$2,146

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

Digital Assets

The table below outlines the fair value of our digital assets based on publicly available rates as of the dates presented as well as the cost (in thousands, except units):

	Units	Cost Basis	Fair Value
As of June 30, 2025
Bitcoin	2,058	$87,826	$220,510
Ethereum	2,729	5,162	6,790
Other	4,785,240	9,081	5,890
Digital assets		$102,069	$233,190

As of December 31,2024
Bitcoin	1,941	69,707	181,238
Ethereum	2,655	4,967	8,847
Other	10,036,242	7,882	6,274
Digital assets		$82,556	$196,359

The following table summarizes other operating activities settled in digital assets and USDC (in thousands):

	Six Months Ended June 30,
	2025	2024
Revenues	$(63,130)	$(51,538)
Expenses	17,835	11,308
Conversion of digital assets and USDC to cash, net	21,438	19,130
Accounts receivable and other current assets	2,515	239
Payroll liabilities	(279)	1,791
Currency translation related to digital assets	(1,313)	668
Other operating activities settled in digital assets and USDC	$(22,934)	$(18,402)

Gain on Sale of Future Token Interests

In June 2025, the Company sold its right to receive 6,666,667 of its 13,333,334 Magic Eden tokens from Eden Protocol Limited. A gain on sale of future token interests of $2.0 million was recognized as a result of the sale and is presented in the condensed consolidated statements of operations and comprehensive income (loss). The right to receive future Magic Eden token interests represents an embedded derivative that had a fair value of zero as of June 30, 2025 and December 31, 2024.

6. Fixed Assets, Net

Fixed assets, net, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Computer equipment	$1,001	$940
Vehicles	212	237
Furniture and fixtures	21	21
Fixed assets, gross	1,234	1,198
Less: accumulated depreciation	(794)	(841)
Fixed assets, net	$440	$357

Depreciation expense was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively, and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively.

7. Software Assets, Net

Costs incurred are used to develop internal software applications and consist of mainly compensation and benefits. We capitalize software development costs upon the establishment of technological feasibility. During the three and six months ended June 30, 2025, we capitalized approximately $0.6 million and $1.1 million, respectively, of software development costs. When the software is ready for use, these capitalized costs are amortized on a straight‑line basis the estimated useful life, estimated to be three years.

Software assets, net, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Software in development	$866	$1,400
Software assets in use	12,386	11,240
Less: accumulated amortization	(8,193)	(6,511)
Software assets in use, net	4,193	4,729
Software assets, net	$5,059	$6,129

The following summarizes the future amortization expense as of June 30, 2025 (in thousands):

Six months ending December 31, 2025	$1,376
2026	1,855
2027	905
2028	57
$4,193

Amortization expense was $1.0 million and $2.0 million for the three and six months ended June 30, 2025, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2024, respectively.

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

Stock-Based Compensation

Options and Equity Grants Issued

The 2019 Equity Incentive Plan adopted in September 2019 (the “2019 Plan”) permitted the Company to grant non-statutory stock options, incentive stock options, and other equity awards to Exodus team members, directors, and consultants. The exercise price for options issued under the 2019 Plan is determined by the board of directors, but will be (i) in the case of an incentive stock option granted to an employee or consultant who owns stock representing more than 10% of the voting power of all classes of stock of Exodus, no less than 110% of the fair market value per share on the date of grant; or (ii) granted to any other team member or consultant, no less than 100% of the fair market value per share on the date of grant. The contractual life for all options issued under the 2019 Plan is 10 years. The 2019 Plan authorized grants to issue up to 3,000,000 options (prior to the 2021 Equity Incentive Plan) that are convertible into shares of authorized but unissued Class B common stock. As of June 30, 2025, there were 579,530 shares of Class B common stock options outstanding.

In August 2021, the Company also adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the Company to grant non-statutory stock options, incentive stock options and other equity awards, such as restricted stock awards, to Exodus team members, directors, and consultants. The exercise price for options issued under the 2021 Plan is determined by the board of directors, but will be (i) in the case of an incentive stock option granted to an employee who owns stock representing more than 10% of the voting power of all classes of stock of Exodus, no less than 110% of the fair market value per share on the date of grant; or (ii) granted to any other team member or consultant, no less than 100% of the fair market value per share on the date of grant. The contractual life for all options issued under the 2021 Plan is 10 years. The 2021 Plan initially authorized grants to issue up to 2,780,000 awards that are convertible into shares of authorized but unissued Class A common stock. Pursuant to the terms of the 2021 Plan, the Company may increase our share pool by 5% of our outstanding shares of capital stock each year. In 2023 and 2022, the total shares of our Class A common stock reserved for issuance increased by 1,875,000 shares for both periods and 132,936 shares in 2024 for a total of 6,662,936 shares of Class A common stock reserved under the 2021 Plan. As of June 30, 2025, there were 2,674,883 restricted stock units that are authorized and outstanding with a fair value of $77.1 million and 6,632 restricted stock units were vested but not yet issued.

Upon the approval of the 2021 Plan, the Company can no longer grant non-statutory stock options, incentive stock options, or other equity awards to Exodus team members, directors, or consultants under the 2019 Plan.

Terms of our share-based compensation are governed by the plan in which awards were issued.

The following table summarizes stock option activities for the six months ended June 30, 2025 and 2024:

		Weighted
		Average
		Exercise Price
	Options	Price
Outstanding as of January 1, 2024	2,156,632	$2.40
Forfeited	(302)	2.39
Outstanding as of June 30, 2024	2,156,330	$2.40
Outstanding as of January 1, 2025	866,135	2.41
Exercised	(286,605)	(2.40)
Outstanding as of June 30, 2025	579,530	$2.41
Vested and exercisable as of June 30, 2025	579,530	$2.41

The following table summarizes RSU activities for the six months ended June 30, 2025 and 2024:

		Weighted Average
		Grant Date
	Restricted Stock Units	Fair Value
Outstanding as of January 1, 2024	2,797,071	$3.92
Granted	1,655,773	4.89
Settled	(648,938)	4.64
Forfeited	(68,511)	3.90
Outstanding as of June 30, 2024	3,735,395	$4.23

Outstanding as of January 1, 2025	2,904,901	4.14
Granted	613,844	31.11
Settled	(713,703)	7.22
Vested	(24,194)	51.12
Forfeited	(99,858)	4.52
Outstanding as of June 30, 2025	2,680,990	$9.06

We recognized stock-based compensation related to options and restricted stock units of $3.2 million and $6.0 million for the three and six months ended June 30, 2025, respectively, and $2.3 million and $4.2 million for the three and six months ended June 30, 2024, respectively.

Stock-based compensation is recorded on the Company’s condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Technology, development, and user support	$1,608	$924	$2,333	$1,729
General and administrative	1,567	1,332	3,601	2,430
Stock-based compensation	$3,175	$2,256	$5,934	$4,159

As of June 30, 2025, total unrecognized stock-based compensation expense was $11.2 million.

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

For the six months ended June 30, 2025 and 2024, the Company recorded an income tax expense of $0.9 million on pre-tax income of approximately $25.7 million and an income tax expense of $9.3 million on a pre-tax income of approximately $54.5 million, resulting in effective tax rates of 3.6% and 17.3%, respectively.

Our effective tax rate for the six months ended June 30, 2025 was primarily impacted by the change in permanent differences, including non-deductible expenses and discrete items, including stock-based compensation and tax effect of realized and unrealized digital asset gains and losses during the period. For purposes of recording the discrete tax expense related to digital assets, for the six months ending June 30, 2025 realized gains or losses are recorded to the Company’s current taxes payable and unrealized gains and losses are recorded to the deferred tax liability based on current period activity. The effective tax rate for the six months ended June 30, 2024 was primarily impacted by the change in permanent differences and discrete items, including the tax benefit from the foreign derived intangible income and the effect of digital asset gains and losses, specifically recognized in the period.

On July 4, 2025, the “One Big Beautiful Bill Act” (P.L. 119‑21) was enacted into law. The legislation reinstates and extends several provisions of the 2017 Tax Cuts and Jobs Act, including permanent 100% bonus depreciation, enhanced Section 179 expensing, full R&D expense deduction for domestic expenditures and modification to the international tax framework. We are currently assessing its impact on our consolidated financial statements.

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

OFAC Matter

As previously disclosed, in December 2018, we received an administrative subpoena issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) seeking information regarding potential transactions with individuals in Iran. In response, we conducted a comprehensive review that covered all countries and territories subject to U.S. trade embargoes administered by OFAC. We submitted a voluntary self-disclosure and subpoena response regarding potential violations to OFAC, and took remedial action designed to prevent similar activity from occurring in the future. Additionally, in March 2021, we received a second administrative subpoena issued by OFAC seeking information regarding potential transactions with certain North Korean cyber actors, to which we have responded. The administrative subpoena responses and voluntary self-disclosure have been under review by OFAC.

Subsequent to the June 30, 2025 balance sheet date, but prior to the issuance of this report, we reached a proposed settlement agreement with OFAC to fully resolve the matter. Under the terms of the proposed agreement, we agreed to pay a civil monetary penalty of $2,473,360, and to invest an additional $630,000 in sanctions compliance controls. The settlement has not yet been paid as of the date of this filing. Accordingly, the Company has recognized a liability of $2,473,360 in the accompanying financial statements for the quarter ended June 30, 2025. The settlement does not constitute an admission of liability by the Company and reflects the Company’s full cooperation and remedial actions taken throughout the investigation. We expect a final settlement with respect to this matter to be entered into with OFAC in the third quarter of this year.

11. Fair Value Measurements

The Company’s financial assets are summarized below as of June 30, 2025 and December 31, 2024, with fair values shown according to the fair value hierarchy (in thousands):

	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
June 30, 2025
BTC	$220,510	$220,510	$-	$-
Treasury bills	4,961	4,961	-	-
Money market funds	50,188	50,188	-	-
ETH	6,790	6,790	-	-
Other digital assets	5,890	5,890	-	-
Other investments	200	(A)	-	-
	$288,539
December 31, 2024
BTC	$181,238	$181,238	$-	$-
Treasury bills	31,162	31,162	-	-
Money market funds	25,514	25,514
ETH	8,847	8,847
Other digital assets	6,274	6,274	-	-
Other investment	100	(A)	-	-
	$253,135

(A) These investments are recorded at cost.

The Company invests in held to maturity treasury bills. As of June 30, 2025, the discount rate was 1.1%. Discount rates ranged from 1.1% to 2.4% as of December 31, 2024. The Company held treasury bills with a maturity of greater than three months in other current assets in the amount of $5.0 million and $30.5 million as of June 30, 2025 and December 31, 2024, respectively. The Company held no treasury bills with a maturity of less than three months in cash and cash equivalents as of June 30, 2025 and $0.7 million as of December 31, 2024.

Assets and Liabilities Not Measured and Recorded at Fair Value

The Company’s financial instruments, including USDC, are carried at cost, which approximates their fair value. If these financial instruments were recorded at fair value, they would be based on Level 1 inputs.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic net income (loss) per share:
Numerator
Net income (loss), basic and diluted	$37,667	$(9,606)	$24,794	$45,181
Denominator
Weighted-average number of shares used in per share computation - Class A	9,819	4,486	9,147	4,774
Weighted-average number of shares used in per share computation - Class B	19,641	21,520	19,546	21,570
Basic net income (loss) per share - Class A	$1.28	$(0.37)	$0.86	$1.72
Basic net income (loss) per share - Class B	$1.28	$(0.37)	$0.86	$1.72
Diluted net income (loss) per share:
Denominator
Weighted-average number of shares used in diluted computation - Class A	12,500	4,486	11,790	8,185
Weighted-average number of shares used in diluted computation - Class B	21,021	21,520	20,172	23,727
Diluted net income (loss) per share - Class A	$1.12	$(0.37)	$0.78	$1.42
Diluted net income (loss) per share - Class B	$1.12	$(0.37)	$0.78	$1.42

13. Segment Reporting

The Company has one reportable segment: revenues. Factors that management used to identify the Company’s reportable segment include the Company’s integrated business model, shared customer base, centralized corporate functions, and uniform service offerings in determining that the business operates as a single segment. A description of the types of products and services from which the reportable segment derives its revenues as well as the accounting policies applicable to the reportable segment can be found in Footnote 2 – Summary of Significant Accounting Policies of the Form 10-K. Entity-wide information can be found in Footnote 3 – Revenue Recognition. The chief operating decision maker assesses the performance using consolidated net income for the reportable segment and decides how to allocate resources based on revenues, technology, development, and user support, general and administrative expenses, and net income which are reported under identical captions in the consolidated statements of operations and comprehensive income. No additional measures of segment assets, profit, or loss are used in internal management reporting. The Company does not have intra-entity sales or material intra-entity transfers for consideration in the segment analysis. Information about reported segment revenue and profit as well as significant segment expenses can be found in the consolidated statements of operations and comprehensive income (loss). The Company’s chief operating decision maker is the chief executive officer.

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

Known Trends and Uncertainties

Stablecoins - We expect stablecoin adoption will increase globally as cryptocurrencies become more widely used in the future. User adoption of cryptocurrency networks for payments, or lack thereof, as well as worldwide government regulation, both friendly and adversarial, have and will continue to influence global stablecoin usage. Stablecoins will not function without a digital asset wallet. The company’s wallet supports a wide variety of stablecoins, including the largest coins such as Tether’s USDT and Circle’s USDC. Additionally, by supporting over 40 different networks, including large networks like Ethereum, Solana, and Tron, we believe Exodus is positioned to natively support stablecoins wherever current and future use cases emerge. Furthermore, Exodus’ XO Swap product already provides the company’s partners a solution for swapping between stablecoins and between blockchains.

Cloud based infrastructure expense – Cloud infrastructure expenses decreased $0.3 million and $0.4 million for the three and six months ended June 30, 2025, respectively, compared to three and six months ended June 30, 2024 primarily due to cost optimization efforts, including monthly reviews by the Development Operations team to reduce waste, improve instance efficiency, and minimize inter-zone transfer costs. We anticipate increased cloud infrastructure expenses as the platform continues to grow due to increased database capacity and new users.

Investment in human capital – Costs related to investment in human capital (including recruiting costs, salary, incentive and compensation costs) increased $1.3 million and $2.6 million for the three and six months ended June 30, 2025 compared to three and six months ended June 30, 2024, primarily due to an increase in salaries, payroll taxes and stock based compensation. As the Exodus platform continues to expand, we anticipate the need to add more team members to accommodate the growth in our business, which is expected to materially increase expenses as a result of the impact on the human capital costs described above. Human capital costs are also expected to increase due to the need to add additional team members to address compliance with the evolving regulatory environment, including as a publicly traded company.

Marketing expenses – Marketing-related costs increased $3.4 million and $4.5 million for the three and six months ended June 30, 2025 compared to three and six months ended June 30, 2024, respectively. The increase was primarily due to increased spending on website advertisements targeted at the digital asset focused spaces and on online platforms, such as the App Store, and marketing agency expenses. To date, we have primarily focused our marketing strategy toward user growth. We continue to evaluate our marketing strategy and in the future may decide to refocus the current organic growth-based strategy in growing our user base to a more competitive approach, which would be expected to further increase marketing-related expenses.

Changes in tax laws –We operate in various jurisdictions and are subject to changes in applicable tax laws, treaties or regulations in those jurisdictions. A material change in the tax laws, treaties or regulations, or their interpretation, of any jurisdiction with which we do business, or in which we have significant operations, could adversely affect us. For example, the new Pillar 2 approach, which came into effect in 2023 in certain jurisdictions, will establish a global minimum tax rate of 15%, such that multinational enterprises with an effective tax rate in a jurisdiction below this minimum rate will need to pay additional tax. While many aspects of the application of Pillar 2 remain to be clarified, including how the jurisdictions in which we operate, and those in which we and our subsidiaries are based, choose to implement the Organization for Economic Cooperation and Development’s approach in their tax treaties and domestic tax laws, we do not expect Pillar 2 to apply in 2025. On July 4, 2025, the “One Big Beautiful Bill Act” (P.L. 119‑21) was enacted into law. The legislation reinstates and extends several provisions of the 2017 Tax Cuts and Jobs Act, including permanent 100% bonus depreciation, enhanced Section 179 expensing, full R&D expense deduction for domestic expenditures and modification to the international tax framework. We are currently assessing its impact on our consolidated financial statements.

Growth Initiative and Transaction-Related Expenses

During the three and six months ended June 30, 2025, the Company incurred approximately $1.2 million and $3.0 million in expenses associated with the evaluation, negotiation, and travel due to prospective business acquisitions. The Company expects these expenses to continue throughout 2025 as it continues to evaluate potential acquisition targets. These expenses primarily include legal and advisory costs and are recorded within general and administrative expenses in the accompanying condensed consolidated statements of operations. There were no growth initiative expenses in the three and six months ended June 30, 2024.

In addition, the Company incurred approximately $2.2 million and $6.5 million in revenue sharing expenses related to its business-to-business partnerships for the three and six months ended June 30, 2025, respectively and approximately $0.4 million and $0.8 million in revenue sharing expenses related to its business-to-business partnerships for the three and six months ended June 30, 2024. While the Company does not control the operations or growth of its partners, their success can directly impact our own performance. As these partners grow or as new partnerships are formed, our associated revenue sharing expenses are expected to increase. These expenses represent costs of revenue and are included within technology, development, and user support expenses in the consolidated statements of operations.

Monthly Active Users

Monthly Active Users ("MAUs") were 1.5 million at each of June 30, 2025 and 2024. Our strategic focus remains on expanding our active user base, improving app features, and expanding our business-to-business partnerships. We believe that over the long term, interest in digital assets and digital asset markets will continue to increase. However, during any given period, we cannot be certain that our MAU growth efforts will be effective or that interest in digital assets will remain or continue to increase.

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

QFUs totaled 1.7 million and 1.5 million as of June 30, 2025 and 2024, respectively, reflecting an increase of 0.2 million, or approximately 13%. This growth reflects user engagement in addition to active user count. We expect MAUs to fluctuate more significantly in response to app usage patterns and broader market conditions. In contrast, QFUs provide a longer-term view of engagement, representing a more stable cohort—users with funded wallets actively participating in the Exodus platform.

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

Results of Operations

Results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ Change	% Change	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change	% Change

REVENUES	$25,827	$22,308	$3,519	16	$61,823	$51,368	$10,455	20
EXPENSES (INCOME)
Technology, development and user support	14,730	10,767	3,963	37	29,623	21,471	8,152	38
General and administrative	18,817	9,054	9,763	108	33,135	17,109	16,026	94
(Gain) loss on digital assets, net	(52,500)	17,232	(69,732)	(405)	(23,691)	(39,567)	15,876	(40)
Gain on sale of future token interests	(2,000)	-	(2,000)	n/m	(2,000)	-	(2,000)	n/m
Impairment on assets	-	-	-	n/m	137	-	137	n/m
Staking and other (income) loss	(113)	(405)	292	(72)	23	(555)	578	(104)
Other loss (gain), net	15	(158)	173	(109)	462	86	376	437
Interest income	(586)	(695)	109	(16)	(1,589)	(1,642)	53	(3)
Income (loss) before income taxes	47,464	(13,487)	60,951	(452)	25,723	54,466	(28,743)	(53)
INCOME TAX (EXPENSE) BENEFIT	(9,797)	3,881	(13,678)	(352)	(929)	(9,285)	8,356	(90)
NET INCOME (LOSS)	37,667	(9,606)	47,273	(492)	24,794	45,181	(20,387)	(45)
Foreign currency translation adjustment	(1,059)	(35)	(1,024)	2,926	(1,313)	668	(1,981)	(297)
COMPREHENSIVE INCOME (LOSS)	36,608	(9,641)	46,249	(480)	23,481	45,849	(22,368)	(49)

Revenue increased $3.5 million, or 16%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily driven by exchange aggregation revenue, which increased $3.5 million, or 17%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, which was primarily attributable to volume exchange growth related to our business-to-business partner efforts. Non-exchange aggregation (i.e., fiat onboarding, staking, consulting, and other) revenue increased $0.05 million, or 2%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in non-exchange revenue was primarily driven by a $0.6 million (113%) rise in staking revenue, reflecting growth in total staked assets. This was partially offset by a 62% year-over-year decline in NFT and consulting revenue, due to lower business-to-business NFT activity and reduced demand for consulting services.

Revenue increased $10.5 million, or 20%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily driven by exchange aggregation revenue, which increased $10.5 million, or 23%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, which was primarily attributable to volume exchange growth related to our business-to-business partner efforts. Non-exchange aggregation (i.e., fiat onboarding, staking, consulting, and other) revenue decreased $0.1 million, or 2%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The non-exchange revenue decrease was driven by lower NFT revenue with a decrease of $0.8 million or 86% as a result of the business-to-business NFT revenue decreasing due to reduced market demand within the NFT market, but partially offset by growth in staking and fiat revenue, which grew by 45% and 8%, respectively, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

For the three and six months ended June 30, 2025, five API Providers accounted for more than 10% each of total revenue and collectively generated exchange aggregation revenue of $19.3 million and $43.9 million, respectively. For the three and six months ended June 30, 2024, four API Providers accounted for more than 10% each of total revenue and collectively generated exchange aggregation revenue of $15.5 million and $36.7 million, respectively.

The following table summarizes the revenue by users of the platform and the business-to-business partnerships for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Exchange aggregation - users	$20,867	80.8%	$19,123	85.7%	$48,686	78.8%	$45,153	87.8%
Exchange aggregation - partnerships	2,550	9.9	819	3.7	8,538	13.8	1,539	3.0
Fiat onboarding - users	986	3.8	949	4.3	2,107	3.4	1,957	3.8
Fiat onboarding - partnerships	2	-	3	-	21	-	6	-
Staking	1,110	4.3	522	2.3	1,698	2.7	1,167	2.3
Consulting - users	-	-	-	-	37	0.1	-	-
Consulting - partnerships	278	1.1	496	2.2	578	0.9	546	1.1
Other - users	34	0.1	38	0.2	158	0.3	93	0.2
Other - partnerships	-	-	358	1.6	-	-	907	1.8
Revenues	$25,827	100.0%	$22,308	100.0%	$61,823	100.0%	$51,368	100.0%

Technology, development and user support increased $4.0 million, or 37%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily due to a $1.5 million increase in partner fee expense as a result of a correlated increase in revenue from business-to-business partnerships, a $1.5 million increase in team member compensation and benefit expense as a result of increased team member compensation, payroll taxes and stock based compensation, a $0.6 million decrease in capitalized labor as a result of impairment of software projects, a $0.4 million increase in testing expenses, and a $0.2 million increase in subscription expenses primarily driven by higher costs associated with key infrastructure vendors for development tools, application development, performance optimization and security protections, partially offset by a $0.3 million dollar decrease in cloud services expenses and a $0.2 million decrease in depreciation and amortization expenses.

Technology, development and user support increased $8.2 million, or 38%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily due to a $5.8 million increase in partner fee expense as a result of a correlated increase in revenue from business-to-business partnerships, a $0.7 million increase in team member compensation and benefit expense as a result of increased team member compensation, payroll taxes and stock based compensation, a $1.3 million decrease in capitalized labor as a result of impairment of software projects, a $0.4 million increase in testing expenses, and a $0.5 million increase in subscription expenses primarily driven by higher costs associated with key infrastructure vendors for development tools, application development, performance optimization and security protections, partially offset by a $0.4 million decrease in depreciation and amortization expenses and a $0.1 million decrease in technology equipment.

General and administrative expenses increased $9.8 million, or 108%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Expenses driving the increase include a $3.4 million increase in marketing expenses, a $3.3 million increase in meeting and travel expense, a $2.5 million increase in legal and regulatory expenses, a $1.3 million increase in legal and consulting expenses, a $0.3 million increase in political contributions, a $0.2 million increase in subscription expenses, partially offset by a $1.4 million decrease in foreign currency expense and a $0.2 million decrease in team member compensation and benefit expenses.

General and administrative expenses increased $16.0 million, or 94%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Expenses driving the increase include a $4.5 million increase in marketing expenses, a $4.5 million increase in meeting and travel expenses, a $2.5 million increase in legal and regulatory expenses, a $1.8 million increase in team member compensation and benefit expenses as a result of increased team member compensation, payroll taxes and stock based compensation, a $3.3 million increase in legal and consulting expenses, $1.4 million increase in political contributions, a $0.4 million increase in subscription expenses, and a $0.1 million increase in technology equipment expenses, partially offset by a $2.9 million decrease in foreign currency expense and $0.1 million in network fees.

The Company experienced a favorable fluctuation in the market price of digital assets held during the three months ended June 30, 2025, primarily driven by institutional inflows and ETF adoption, regulatory clarity and stablecoin legislation, and macro and geopolitical tailwinds. During the three months ended June 30, 2025, the Company recognized net realized gains from exchange of digital assets of $1.2 million and net unrealized gains from remeasurement of digital assets of $51.2 million. During the three months ended June 30, 2024, the Company recognized net realized gains from exchange of digital assets of $1.8 million and net unrealized losses from remeasurement of digital assets of $19.0 million.

The Company experienced a favorable fluctuation in the market price of digital assets held during the six months ended June 30, 2025, primarily driven by institutional inflows and ETF adoption, regulatory clarity and stablecoin legislation, and macro and geopolitical tailwinds. During the six months ended June 30, 2025, the Company recognized net realized gains from exchange of digital assets of $6.3 million and net unrealized gains from remeasurement of digital assets of $17.3 million. During the six months ended June 30, 2024, the Company recognized net realized gains from exchange of digital assets of $5.8 million and net unrealized gains from remeasurement of digital assets of $33.7 million.

Income tax expense was $0.9 million for the six months ended June 30, 2025, compared to an expense of $9.3 million for the six months ended June 30, 2024. The effective tax rate during the six months ended June 30, 2025 was 3.6% compared to 17.3% during the six months ended June 30, 2024. For the six months ended June 30, 2025, the change from the effective rate was primarily impacted by the change in permanent differences, including non-deductible expenses, and discrete items, including stock-based compensation and tax effect of realized and unrealized digital asset gains and losses during the period. For the six months ended June 30, 2024, the change from the effective rate was primarily impacted by the change in permanent differences and discrete items, including the tax benefit from the foreign derived intangible income and the effect of digital asset gains and losses, specifically recognized in the period.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change
Net cash used in operating activities	$(11,433)	$(1,916)	$(9,517)
Net cash provided by investing activities	$36,331	$19,536	$16,795
Net cash used in financing activities	$(9,848)	$(1,227)	$(8,621)

Net Cash Used In Operating Activities

Net cash used in operating activities increased from June 30, 2024 to June 30, 2025 by $9.5 million. The primary drivers of the change were a decrease in net income of $20.4 million, an increase of $4.5 million in operating activities settled in digital assets and USDC, an increase of $2.4 million in working capital, and a decrease in deferred tax expense of $4.1 million, offset by a net decrease on digital assets of $15.9 million and an increase in stock based compensation of $2.0 million. The primary drivers of the increase in operating activities settled in digital assets and USDC included an increase to revenue of $11.6 million related to increased transaction volume, increased currency conversion of $2.0 million and increased payroll liabilities of $2.1 million, partially offset by $6.5 million of increased expenses, $2.3 million of conversion of digital assets and USDC to cash, net for use in operational expense and $2.3 million in accounts receivable.

Net Cash Provided By Investing Activities

Net cash provided by investing activities increased from June 30, 2024 to June 30, 2025 by $16.8 million. The increases were related to $24.0 million of net change in treasury bills investments and redemptions, proceeds for the sale of future token interests of $2.0 million, a decrease in purchases of $1.0 million of digital assets, partially offset by a decrease of $10.2 million of digital assets sold for cash.

Net Cash Used In Financing Activities

Net cash used in financing activities increased from June 30, 2024 to June 30, 2025 by $8.6 million. This was primarily driven by cash used for the repurchase of shares of our common stock to pay employee withholding taxes as a part of our 2019 and 2021 Plan.

Total Digital Assets and Liquid Assets

The following tables show the Company’s holdings of digital assets and cash and cash equivalents (including treasury bills with a maturity date of less than three months), USDC, and treasury bills with a maturity date of greater than three months.

The digital asset holdings as of June 30, 2025 and December 31, 2024 were (in thousands, except units):

	Units	Cost basis	Fair Value
As of June 30, 2025
Bitcoin	2,058	$87,826	$220,510
Ethereum	2,729	5,162	6,790
Other	4,785,240	9,081	5,890
Digital assets		$102,069	$233,190

As of December 31, 2024
Bitcoin	1,941	$69,707	$181,238
Ethereum	2,655	4,967	8,847
Other	10,036,242	7,882	6,274
Digital assets		$82,556	$196,359

The liquid asset holdings as of June 30, 2025 and December 31, 2024 were (in thousands):

	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
As of June 30, 2025
Cash and cash equivalents	$52,933	$52,933	$-	$-
USDC	158	158	-	-
Treasury bills	4,961	4,961	-	-
Total liquid assets	$58,052
As of December 31, 2024
Cash and cash equivalents	$37,883	$37,883	$-	$-
USDC	12	12	-	-
Treasury bills	30,490	30,490	-	-
Total liquid assets	$68,385

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

The market price of Bitcoin is impacted by a variety of factors and is determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. The digital asset industry has previously been negatively impacted by market price volatility. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin. There can be no assurance that we will be able to exchange our digital assets for U.S. dollars on a timely basis, if at all, or for a fair price. If the value of our digital assets declines, or if we experience difficulties converting our digital assets to U.S. dollars, we may not have sufficient liquidity to satisfy our liabilities, expenses and costs as they become due, which may negatively affect our business operations and financial condition. A hypothetical 10% increase or decrease in the digital assets held would have resulted in a change to the fair value of $23.3 million and $19.6 million as of June 30, 2025 and December 31, 2024, respectively.

Interest rate risk

Our exposure to changes in interest rates primarily relates to interest earned on our cash and cash equivalents and U.S. Treasury Bills with maturities of approximately six months or less. We had no outstanding debt subject to interest rate risk as of June 30, 2025 and consequently, we do not currently expect to be exposed to fluctuations in interest rates for the foreseeable future.

Our investment policy and strategy related to our cash, cash equivalents, and treasury bills is to preserve capital and meet liquidity requirements without increasing risk. Our cash and cash equivalents consist of money market funds denominated in U.S. dollars, cash deposits, and treasury bills acquired with less than three months to maturity. Treasury bills outside of cash and cash equivalents include amounts acquired with three months to twelve months to maturity. Therefore the fair value of our cash, cash equivalents, and treasury bills would not be significantly affected by either an increase or a decrease in interest rates. A hypothetical 100 basis points increase or decrease in average interest rates applied to our daily balances held as of June 30, 2025 and 2024, would have resulted in a $0.6 million and a $0.7 million increase or decrease respectively, in interest earned on cash, cash equivalents, and treasury bills. The Federal Reserve has increased the Federal Funds Rate over 500 basis points since March 31, 2021 to control current levels of inflation and as of June 30, 2025, the Federal Funds Rate was 4.33%. A decrease in interest rates is possible. A hypothetical 500 basis points increase or decrease in average interest rates applied to our daily balances held as of June 30, 2025 and 2024, which hypothetical basis point increase corresponds closely to the increase of the Federal Funds Rate since early 2021, would have resulted in a $2.9 million and $3.5 million increase or decrease, respectively, in interest earned on cash, cash equivalents, and treasury bills.

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

We recognized net foreign currency gains of $1.9 million and losses of $0.9 million for the six months ended June 30, 2025 and 2024, respectively, in general and administrative expense, net in the condensed consolidated statements of operations and comprehensive income (loss). If an adverse 10% foreign currency exchange rate change was applied to total monetary assets, liabilities, and commitments denominated in currencies other than the functional currencies at the balance sheet date, it would not have a material impact on our financial results.

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

Foreign currency translation risk

Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. We recognized losses on translation adjustments, net of tax, of $1.3 million for the six months ended June 30, 2025, compared to gains on translation adjustments, net of tax, of $0.7 million for the six months ended June 30, 2024, in the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2025 and 2024, a 10% increase or decrease on foreign currency exchange rates for translation purposes would not have a material impact on our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of, and under the supervision of, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025 the Company’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting, as described below.

Previously Reported Material Weakness

We identified errors in our previously reported financial information as of and for the year ended December 31, 2021. As a result of the errors that were identified, we identified a material weakness in the Company’s control environment whereby the Company did not design and maintain effective internal control over financial reporting with respect to the expertise and quantity of its resources. Specifically, we did not effectively execute a strategy to hire, train, and retain a sufficient quantity of personnel with an appropriate level of training, expertise, and experience in certain areas important to financial reporting. In addition, we also identified a material weakness whereby we did not design and implement effective control activities based on the criteria in the Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Specifically, the control activities did not adequately (i) address relevant risks, (ii) provide evidence of performance, (iii) provide appropriate segregation of duties, or (iv) operate at a level of precision to identify all potentially material errors. While the Company is progressing in its efforts to remediate the existing material weaknesses in full, certain control activities attributing to those material weaknesses continue to exist as of June 30, 2025.

Remediation Plan Update of Previously Reported Material Weaknesses

We have continued to implement remediation activities designed to improve our internal control over financial reporting and address the material weaknesses previously disclosed. Since March 2025, we added experienced accounting leadership, including hiring key accounting management positions, to strengthen oversight of our financial reporting processes. These remediation activities include the following:

•
During the three months ended June 30, 2025, management hired and trained additional personnel with an appropriate level of expertise and professional experience in certain areas critical to the financial reporting process to allow for appropriate segregation of reporting duties and enhance its internal control over financial reporting. Additionally, management replaced certain key accounting leadership positions with enhanced expertise to strengthen supervision and control oversight.
•
During the three months ended June 30, 2025, we engaged with a third-party consultant with experience in the digital asset sector to provide professional services to assist management with remediation of specific control deficiencies and overall process improvement and documentation. These remediation activities commenced in June 2025 and are currently ongoing.
•
We implemented enhancements to the financial close and review process, including additional documentation, workflow controls, and formal review procedures.
•
We enhanced control precision and accountability through improved review-level controls and more rigorous documentation standards.

•
As previously disclosed, we implemented an approval workflow in our general ledger system to enforce segregation of duties, and implemented entity-level and process-level control activities across the Company’s operations and information technology environment.

We believe these actions have significantly improved our internal control over financial reporting. However, the material weaknesses previously identified remain unremediated as of June 30, 2025. Although management has made substantial progress, additional evaluation is ongoing to determine whether all control activities are sufficiently designed and operating as intended. External consultants are assisting management in reviewing and refining the control environment to improve alignment with the COSO framework. Management will continue to assess these enhancements and make additional improvements as necessary. We cannot ensure that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.

We believe that the steps detailed above, are substantially implemented and once successfully tested, will remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

Except as described above with respect to our remediation plan, there have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this item can be found in Note 10, “Commitments and Contingencies—Legal Proceedings” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

On May 14, 2025, James Gernetzke, Chief Financial Officer of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 96,000 shares of the Company’s common stock between August 14, 2025 and December 31, 2026, subject to certain conditions.

On June 13, 2025, Jon Paul Richardson, a Director and Chief Executive Officer of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 1,000,000 shares of the Company’s common stock between September 12, 2025 and June 30, 2026, subject to certain conditions.

On June 13, 2025, Daniel Castagnoli, a Director of the Company and President of the Company’s wholly-owned subsidiary, 3ZERO, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 400,000 shares of the Company’s common stock between September 12, 2025 and June 30, 2026, subject to certain conditions.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Exodus Movement, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 filed on February 28, 2024.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exodus Movement, Inc., dated July 14, 2025	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXODUS MOVEMENT, INC.

Date: August 11, 2025	By:	/s/ James Gernetzke
James Gernetzke
Chief Financial Officer