Form 10-Q
period 2025-09-30
Exodus Movement, Inc.
filed 2025-11-10
CIK 1821534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 9,859,366 shares of Class A common stock, par value $0.000001 per share, and 19,465,219 shares of Class B common stock, par value $0.000001 per share, outstanding.

(1) We are a remote-first company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, communications may be directed to the listed address.

i

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act”). All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Quarterly Report on Form 10-Q. Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs and projections will be achieved. Forward-looking statements are generally identified by the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “forecast,” as well as variations of such words or similar expressions. Forward-looking statements include statements concerning:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and par value)

	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$50,548	$37,883
U.S. dollar coin	257	12
Treasury bills	-	30,490
Accounts receivable	5,953	7,654
Prepaid expenses	3,496	2,326
Income tax receivable	5,954	4,305
Other current assets	718	125
Total current assets	66,926	82,795
OTHER ASSETS
Fixed assets, net	426	357
Digital assets	263,911	196,359
Software assets, net	4,788	6,129
Other long-term asset	52	109
Indefinite-lived assets	2,146	2,146
Other investments	200	100
Deferred tax assets	2	-
Total other assets	271,525	205,200
TOTAL ASSETS	$338,451	$287,995
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,058	$1,162
Other current liabilities	9,663	7,183
Total current liabilities	13,721	8,345
LONG-TERM LIABILITIES
Other long-term liabilities	376	344
Deferred tax liability	27,650	21,779
Total long-term liabilities	28,026	22,123
Total liabilities	41,747	30,468
STOCKHOLDERS' EQUITY
Preferred stock
$0.000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Class A Common Stock
$0.000001 par value, 300,000,000 shares authorized,	-	-
9,772,697 issued and outstanding as of September 30, 2025	-	-
8,460,707 issued and outstanding as of December 31, 2024	-	-
Class B Common Stock
$0.000001 par value, 27,500,000 shares authorized,	-	-
19,465,219 issued and outstanding as of September 30, 2025	-	-
19,749,388 issued and outstanding as of December 31, 2024	-	-
ADDITIONAL PAID IN CAPITAL	123,047	124,387
ACCUMULATED OTHER COMPREHENSIVE LOSS	(2,070)	(752)
RETAINED EARNINGS	175,727	133,892
Total stockholders' equity	296,704	257,527
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$338,451	$287,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
REVENUES	$30,343	$20,117	$92,166	$71,485
EXPENSES (INCOME)
Technology, development and user support	16,987	11,333	46,610	32,804
General and administrative	14,884	8,466	48,019	25,575
(Gain) loss on digital assets, net	(21,003)	370	(44,694)	(39,197)
Gain on sale of future token interests	-	-	(2,000)	-
Impairment on other assets	-	-	137	-
Staking and other income	(264)	(146)	(241)	(701)
Other loss, net	32	169	494	255
Interest income	(599)	(1,026)	(2,188)	(2,668)
Income before income taxes	$20,306	$951	$46,029	$55,417
INCOME TAX EXPENSE	(3,265)	(108)	(4,194)	(9,393)
NET INCOME	$17,041	$843	$41,835	$46,024
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(5)	(637)	(1,318)	31
COMPREHENSIVE INCOME	$17,036	$206	$40,517	$46,055

Net income per share
Basic net income per share of common stock - Class A	$0.58	$0.03	$1.45	$1.74
Basic net income per share of common stock - Class B	$0.58	$0.03	$1.45	$1.74
Diluted net income per share of common stock - Class A	$0.53	$0.03	$1.30	$1.44
Diluted net income per share of common stock - Class B	$0.53	$0.03	$1.30	$1.44
Weighted average number of shares and share equivalents outstanding
Weighted average number of shares used in basic computation - Class A	9,714	6,396	9,337	5,314
Weighted average number of shares used in basic computation - Class B	19,463	20,337	19,515	21,161
Weighted average number of shares used in diluted computation - Class A	12,257	9,840	11,948	8,733
Weighted average number of shares used in diluted computation - Class B	20,034	22,485	20,119	23,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, in thousands)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Class A	Class B	Paid In	Comprehensive	(Accumulated	Stockholders'
	Shares	Shares	Capital	Loss	Deficit)	Equity
BALANCES as of January 1, 2024	4,320	21,760	$122,558	$(1,477)	$(17,320)	$103,761
Cumulative effect adjustment to the opening balance of retained earnings for ASU 2023-08 adoption, net of tax	-	-	-	-	38,254	38,254
Stock-based compensation	-	-	1,903	-	-	1,903
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	234	-	(334)	-	-	(334)
Conversion from Class B to Class A	240	(240)	-	-	-	-
Foreign currency translation adjustment	-	-	-	703	-	703
Net income	-	-	-	-	54,787	54,787
BALANCES as of March 31, 2024	4,794	21,520	$124,127	$(774)	$75,721	$199,074
Stock-based compensation	-	-	2,256	-	-	2,256
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	250	-	(883)	-	-	(883)
Foreign currency translation adjustment	-	-	-	(35)	-	(35)
Net loss	-	-	-	-	(9,606)	(9,606)
BALANCES as of June 30, 2024	5,044	21,520	$125,500	$(809)	$66,115	$190,806
Stock-based compensation	-	-	1,599	-	-	1,599
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	248	-	(1,457)	-	-	(1,457)
Exercised options, non-cash	-	9	-	-	-	-
Conversion from Class B to Class A	1,192	(1,192)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(637)	-	(637)
Net income	-	-	-	-	843	843
BALANCES as of September 30, 2024	6,484	20,337	$125,642	$(1,446)	$66,958	$191,154

BALANCES as of January 1, 2025	8,460	19,749	$124,387	$(752)	$133,892	$257,527
Stock-based compensation	-	-	2,759	-	-	2,759
Exercised options, net of options withheld for taxes and exercise price	-	233	(1,764)	-	-	(1,764)
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	241	-	(3,848)	-	-	(3,848)
Conversion from Class B to Class A	523	(523)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(254)	-	(254)
Net loss	-	-	-	-	(12,873)	(12,873)
BALANCES as of March 31, 2025	9,224	19,459	$121,534	$(1,006)	$121,019	$241,547
Stock-based compensation	-	-	3,175	-	-	3,175
Exercised options, net of options withheld for taxes and exercise price	-	8	(97)	-	-	(97)
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	270	-	(4,113)	-	-	(4,113)
Foreign currency translation adjustment	-	-	-	(1,059)	-	(1,059)
Net income	-	-	-	-	37,667	37,667
BALANCES as of June 30, 2025	9,494	19,467	$120,499	$(2,065)	$158,686	$277,120
Stock-based compensation	-	-	5,000	-	-	5,000
Exercised options, net of options withheld for taxes and exercise price	-	16	(163)	-	-	(163)
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	261	-	(2,685)	-	-	(2,685)
Conversion from Class B to Class A	18	(18)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(5)	-	(5)
Equity warrants			396	-	-	396
Net income	-	-	-	-	17,041	17,041
BALANCES as of September 30, 2025	9,773	19,465	$123,047	$(2,070)	$175,727	$296,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,835	$46,024
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	2,931	3,862
Deferred tax expense	5,869	6,752
Impairment of other assets	137	-
Gain on digital assets, net	(44,694)	(39,197)
Gain on sale of future token interests	(2,000)	-
Staking and other income	(241)	(701)
Other loss, net	494	255
Stock based compensation	10,941	5,252
Accrued interest income	(731)	(1,824)
Other operating activities settled in digital assets and USDC (1)	(33,753)	(23,774)
Change in operating assets and liabilities:
Accounts receivable	389	(89)
Prepaid expenses	(297)	(1,610)
Income tax receivable	(1,649)	(667)
Other current assets	(704)	(98)
Other long-term asset	57	(40)
Accounts payable	2,951	549
Other current liabilities	2,190	(1,532)
Other long-term liabilities	32	35
Net cash used in operating activities	(16,243)	(6,803)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in SAFE Note	(100)	-
Proceeds from sale of future token interests	2,000	-
Purchases of fixed assets	(182)	(228)
Purchase of treasury bills	(4,938)	(73,262)
Redemption of treasury bills	35,692	74,819
Purchases of digital assets	(2,399)	(2,534)
Disposal of digital assets held	11,586	26,097
Purchase of domain names	-	(151)
Net cash provided by investing activities	41,659	24,741
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares to pay employee withholding taxes	(12,751)	(2,684)
Net cash used in financing activities	(12,751)	(2,684)
Change in cash and cash equivalents, and restricted cash and cash equivalents	12,665	15,254
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	37,883	11,376
End of period	50,548	26,630

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash issuance of stock	$81	$10
Fixed assets purchased with digital assets	(36)	-
Non-cash capitalized software costs settled in digital assets and stock (including stock-based compensation of $389 and $506 respectively)	(1,605)	(2,959)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	(3)	(4,300)

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

2. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of the Company are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) on the same basis as the audited consolidated financial statements and in management’s opinion, reflect all the adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair statement of the Company’s condensed consolidated financial statements for the periods presented. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year or any other period.

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

Concentration of Revenue

Revenue from Application Programming Interface Providers (“API Providers”) exceeding 10% of total revenues for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Company A	$4,382	$3,692	$11,450	$14,224
Company B	6,089	4,157	15,036	14,443
Company C	4,199	3,418	14,504	12,512
Company D (1)	-	2,574	9,197	9,402
Company E (2)	3,760	-	14,133	-

(1) Company D did not have over 10% of revenue during the three months ended September 30, 2025.

(2) Company E did not have over 10% of revenue during the three and nine months ended September 30, 2024.

Digital Assets

As of September 30, 2025, the Company held $263.9 million of digital assets at fair value. The Company presents digital assets separately from other intangible assets on the condensed consolidated balance sheets. The net activity from remeasurement of digital assets at fair value is reflected in the condensed consolidated statements of operations and comprehensive income within expenses (income). Digital assets that are received as noncash consideration in our revenue arrangements and sold for cash within seven days are presented as cash flows from operating activities in other operating activities settled in digital assets and U.S. Dollar Coin (“USDC”), while other digital asset activity held longer than seven days is reflected as cash flows from investing activities under disposal of digital assets held in the consolidated statements of cash flows. The Company uses a mix of non-custodial and custodial services at multiple locations that are geographically dispersed to store its digital assets.

Digital assets are recorded at fair value based on quoted prices in the principal market for each respective digital asset as of the measurement date, in accordance with ASC 820, Fair Value Measurement. The principal market represents the market with the greatest volume and level of activity for the specific asset that the Company has access to on the measurement date. Fair value determinations are based on observable quoted prices (Level 1 inputs) in those markets. The cost basis of digital assets is calculated on a first-in, first-out basis, and changes in fair value are recognized in current-period earnings.

Amounts are recorded at fair value based on the principal market rates. Refer to Note 5, Intangible Assets, and Note 11, Fair Value Measurements.

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

Recently Issued Accounting Pronouncements Pending Adoption

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (herein, the “Update”). The amendments in this Update (i) remove all references to prescriptive software development “project stages,” (ii) refocus the capitalization threshold such that an entity begins capitalizing when (a) management authorizes and commits to funding the project and (b) it is probable that the project will be completed and used for its intended function (subject to evaluation of significant development uncertainty). The amendments in this Update do not (i) amend the accounting for external-use software under Subtopic 985-20, (ii) change the types of internal-use software costs eligible for capitalization (e.g., data conversion, training, maintenance costs generally remain expensed), or (iii) modify when capitalization ceases (i.e., when the software is substantially complete and ready for its intended use). The amendments in this Update are effective for annual periods beginning after December 15, 2027, and for interim periods within those annual periods. Early adoption is permitted, but only as of the beginning of an annual reporting period. Entities may elect a prospective, retrospective, or modified retrospective transition approach. The Company is currently evaluating the impact of adopting the standard on the condensed consolidated financial statements.

Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, "Expense Disaggregation Disclosures" (herein, the "Update"). The Update aims to enhance disclosures regarding a public business entity’s expenses, specifically addressing investor requests for more detailed information on the types of expenses included in commonly presented expense captions such as cost of sales, selling, general and administrative expenses ("SG&A"), and research and development ("R&D"). The amendments in this Update require additional transparency on the breakdown of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date, or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the Update on its financial reporting and will adopt the standard in accordance with the required effective date. In January 2025, the FASB issued ASU 2025-01 which clarifies the disclosure requirements for public business entities adopting the Update. ASU 2025-01 specifies that all public business entities should initially adopt the disclosure requirements presented in ASU 2024-03 in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting the standard on the condensed consolidated financial statements.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. This guidance only impacts footnote disclosures and will not impact our consolidated financial statements. The Company is currently evaluating the impact of adopting the standard on the condensed consolidated financial statements.

3. Revenue Recognition

The following table presents the Company’s revenues disaggregated by geography, based on the addresses of the Company’s customers (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Republic of the Marshall Islands	$6,151	20.3%	$5,993	29.8%	$23,701	25.7%	$21,914	30.7%
Hong Kong	8,480	27.9	4,687	23.3	21,807	23.7	15,590	21.8
British Virgin Islands(1)	4,031	13.3	-	-	16,100	17.5	-	-
Seychelles	4,382	14.4	3,692	18.4	11,450	12.4	14,224	19.9
Other(2)	7,299	24.1	5,745	28.5	19,108	20.7	19,757	27.6
Revenues	$30,343	100.0%	$20,117	100.0%	$92,166	100.0%	$71,485	100.0%

(1) Country did not exceed 10% in 2024 and was included in Other.

(2) No other individual country accounted for more than 10% of total revenue.

The following table presents the Company's revenue disaggregated by products and services for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Exchange aggregation	$26,894	88.6%	$18,124	90.1%	$84,118	91.3%	$64,816	90.7%
Fiat onboarding	1,321	4.4	852	4.2	3,449	3.7	2,816	3.9
Staking	1,817	6.0	488	2.4	3,515	3.8	1,655	2.3
Consulting	84	0.3	307	1.5	699	0.8	853	1.2
Other (1)	227	0.7	346	1.8	385	0.4	1,345	1.9
Revenues	$30,343	100.0%	$20,117	100.0%	$92,166	100.0%	$71,485	100.0%

(1) Other includes $0.2 million and $0.3 million related to non-fungible token revenue for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $1.2 million related to non-fungible token revenue for the three and nine months ended September 30, 2024, respectively.

The following table presents the Company's contract balances as of September 30, 2025 and December 31, 2024 (in thousands):

Balance January 1, 2024	$727
Prior period performance obligation satisfied	(727)
Increase in contract liability	100
Current period performance obligation satisfied	(88)
Balance December 31, 2024	12
Prior period performance obligation satisfied	(12)
Increase in contract liability	71
Current period performance obligation satisfied	(71)
Balance September 30, 2025	$-

4. Prepaid Expenses

The Company prepays certain expenses due to the nature of the service provided or to capture certain discounts. The table below shows a breakout of these prepaid expenses for the periods presented (in thousands):

	September 30, 2025	December 31, 2024
Accounting, consulting, and legal services	$1,198	$540
Prepaid software	788	762
Prepaid cloud services	738	669
Prepaid insurance	383	53
Prepaid travel	221	—
Marketing	168	220
Partner fees	—	82
Prepaid expenses	$3,496	$2,326

5. Intangible Assets

Indefinite-Lived Asset

Indefinite-lived assets were $2.1 million as of September 30, 2025 and December 31, 2024. The Company purchased the exodus.com domain name in the first quarter of 2021 for $1.9 million. In the second quarter of 2024, the Company purchased a domain name for $0.2 million. The Company considers these assets to be indefinite-lived, resulting in no recognition of amortization.

Digital Assets

The table below outlines the fair value of our digital assets based on publicly available rates as of the dates presented as well as the cost (in thousands, except units):

	Units	Cost Basis	Fair Value
As of September 30, 2025
Bitcoin	2,123	$96,482	$242,387
Ethereum	2,770	5,321	11,490
Solana	47,502	6,328	9,936
Other	172,185,790	100	98
Digital assets		$108,231	$263,911

As of December 31, 2024
Bitcoin	1,941	69,707	181,238
Ethereum	2,655	4,967	8,847
Solana	24,472	2,241	4,628
Other	10,011,770	5,641	1,646
Digital assets		$82,556	$196,359

The following table summarizes other operating activities settled in digital assets and USDC (in thousands):

	Nine Months Ended September 30,
	2025	2024
Revenues	$(92,006)	$(70,864)
Expenses	29,218	16,744
Conversion of digital assets and USDC to cash, net	28,615	27,112
Accounts receivable and other current assets	1,422	315
Payroll liabilities	316	2,888
Currency translation related to digital assets	(1,318)	31
Other operating activities settled in digital assets and USDC	$(33,753)	$(23,774)

Gain on Sale of Future Token Interests

In June 2025, the Company sold its right to receive 6,666,667 of its 13,333,334 Magic Eden tokens from Eden Protocol Limited. A gain on sale of future token interests of $2.0 million was recognized as a result of the sale and is presented in the condensed consolidated statements of operations and comprehensive income. The right to receive future Magic Eden token interests represents an embedded derivative that had a fair value of zero as of September 30, 2025 and December 31, 2024.

6. Fixed Assets, Net

Fixed assets, net, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Computer equipment	$943	$940
Vehicles	202	237
Furniture and fixtures	19	21
Fixed assets, gross	1,164	1,198
Less: accumulated depreciation	(738)	(841)
Fixed assets, net	$426	$357

Depreciation expense was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2025, respectively, and less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.

7. Software Assets, Net

Costs incurred are used to develop internal software applications and consist of mainly compensation and benefits. We capitalize software development costs upon the establishment of technological feasibility. During the three and nine months ended September 30, 2025, we capitalized $0.5 million and $1.6 million, respectively, of software development costs. When the software is ready for use, these capitalized costs are amortized on a straight‑line basis over the estimated useful life, estimated to be three years.

Software assets, net, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Software in development	$771	$1,400
Software assets in use	13,025	11,240
Less: accumulated amortization	(9,008)	(6,511)
Software assets in use, net	4,017	4,729
Software assets, net	$4,788	$6,129

The following summarizes the future amortization expense as of September 30, 2025 (in thousands):

Three months ending December 31, 2025	$766
2026	2,070
2027	1,119
2028	62
$4,017

Amortization expense was $0.8 million and $2.8 million for the three and nine months ended September 30, 2025, respectively, and $1.3 million and $3.7 million for the three and nine months ended September 30, 2024, respectively.

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

Stock-Based Compensation

Options and Equity Grants Issued

The 2019 Equity Incentive Plan adopted in September 2019 (the “2019 Plan”) permitted the Company to grant non-statutory stock options, incentive stock options, and other equity awards to Exodus team members, directors, and consultants. The exercise price for options issued under the 2019 Plan is determined by the board of directors, but will be (i) in the case of an incentive stock option granted to an employee or consultant who owns stock representing more than 10% of the voting power of all classes of stock of Exodus, no less than 110% of the fair market value per share on the date of grant; or (ii) granted to any other team member or consultant, no less than 100% of the fair market value per share on the date of grant. The contractual life for all options issued under the 2019 Plan is 10 years. The 2019 Plan authorized grants to issue up to 3,000,000 options (prior to the 2021 Equity Incentive Plan) that are convertible into shares of authorized but unissued Class B common stock. As of September 30, 2025, there were 555,715 shares of Class B common stock options outstanding.

In August 2021, the Company also adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the Company to grant non-statutory stock options, incentive stock options and other equity awards, such as restricted stock awards, to Exodus team members, directors, and consultants. The exercise price for options issued under the 2021 Plan is determined by the board of directors, but will be (i) in the case of an incentive stock option granted to an employee who owns stock representing more than 10% of the voting power of all classes of stock of Exodus, no less than 110% of the fair market value per share on the date of grant; or (ii) granted to any other team member or consultant, no less than 100% of the fair market value per share on the date of grant. The contractual life for all options issued under the 2021 Plan is 10 years. The 2021 Plan initially authorized the issuance of up to 2,780,000 awards convertible into shares of authorized but unissued Class A common stock. Pursuant to the terms of the 2021 Plan, the Company may increase the share pool annually by up to 5% of the Company’s outstanding shares of capital stock. As of December 31, 2024, a total of 6,662,936 shares of Class A common stock were reserved for issuance under the 2021 Plan. In August 2025, the Company added 1,453,470 additional shares to the reserve pool in accordance with the Evergreen provision, bringing the total number of shares reserved for issuance under the 2021 Plan to 8,116,406 as of September 30, 2025. As of September 30, 2025, there were 2,410,136 restricted stock units that are authorized and outstanding with a fair value of $66.9 million and 509 restricted stock units were vested but not yet issued.

Upon the approval of the 2021 Plan, the Company can no longer grant non-statutory stock options, incentive stock options, or other equity awards to Exodus team members, directors, or consultants under the 2019 Plan.

Terms of our share-based compensation are governed by the plan in which awards were issued.

The following table summarizes stock option activities for the nine months ended September 30, 2025 and 2024:

		Weighted
		Average
		Exercise Price
	Options	Price
Outstanding as of January 1, 2024	2,156,632	$2.40
Exercised	(10,726)	2.39
Forfeited	(302)	2.39
Outstanding as of September 30, 2024	2,145,604	$2.40

Outstanding as of January 1, 2025	866,135	2.41
Exercised	(310,420)	2.40
Outstanding as of September 30, 2025	555,715	$2.41
Vested and exercisable as of September 30, 2025	555,715	$2.41

The following table summarizes RSU activities for the nine months ended September 30, 2025 and 2024:

		Weighted Average
		Grant Date
	Restricted Stock Units	Fair Value
Outstanding as of January 1, 2024	2,797,071	$3.92
Granted	1,655,773	4.89
Settled	(990,997)	4.65
Forfeited	(204,930)	4.02
Outstanding as of September 30, 2024	3,256,917	$4.19

Outstanding as of January 1, 2025	2,904,901	4.14
Granted	720,227	34.46
Settled	(1,073,854)	8.57
Forfeited	(141,138)	10.79
Outstanding as of September 30, 2025	2,410,136	$10.81

We recognized stock-based compensation related to options and restricted stock units of $5.0 million and $10.9 million for the three and nine months ended September 30, 2025, respectively, and $1.6 million and $5.8 million for the three and nine months ended September 30, 2024, respectively.

Stock-based compensation is recorded on the Company’s condensed consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Technology, development, and user support	$2,700	$561	$5,033	$2,290
General and administrative	2,300	1,038	5,901	3,468
Stock-based compensation	$5,000	$1,599	$10,934	$5,758

As of September 30, 2025, total unrecognized stock-based compensation expense was $10.9 million. This compensation is expected to be recognized over a weighted-average period of 1.6 years.

Warrants

During the three months ended September 30, 2025, the Company issued warrants to purchase 20,000 shares of its common stock to a third-party; no cash was received or paid in connection with the issuance. The fair value of the warrants was recorded to stock-based compensation expense within General and administrative expenses and a corresponding increase to Additional paid-in capital. The fair value of the warrants at issuance was estimated at $0.4 million using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

September 30, 2025
Exercise price	$31.90
Risk-free interest rate	4.03%
Expected dividend yield	0%
Expected volatility	81.32%
Expected life (years)	7.0

All warrants outstanding will expire in August of 2032.

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

For the three months ended September 30, 2025 and 2024, the Company recorded an income tax expense of $3.3 million on pre-tax income of $20.3 million and an income tax expense of $0.1 million on a pre-tax income of $1.0 million, resulting in effective tax rates of 16.1% and 11.4%, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded an income tax expense of $4.2 million on pre-tax income of $46.0 million and an income tax expense of $9.4 million on a pre-tax income of $55.4 million, resulting in effective tax rates of 9.1% and 16.9%, respectively.

Our effective tax rate for the nine months ended September 30, 2025 was primarily impacted by federal research tax credits and the change in permanent differences, including the tax benefit from the foreign derived intangible income, non-deductible expenses and discrete items, including stock-based compensation and tax effect of realized and unrealized digital asset gains and losses during the period. For purposes of recording the discrete tax expense related to digital assets, for the nine months ended September 30, 2025 realized gains or losses are recorded to the Company’s current taxes payable and unrealized gains and losses are recorded to the deferred tax liability based on current period activity. The effective tax rate for the nine months ended September 30, 2024 was primarily impacted by the change in permanent differences and discrete items, including the tax benefit from the foreign derived intangible income and the effect of digital asset gains and losses, specifically recognized in the period.

On July 4, 2025, the “One Big Beautiful Bill Act” (P.L. 119‑21) was enacted into law. The legislation reinstates and extends several provisions of the 2017 Tax Cuts and Jobs Act, including permanent 100% bonus depreciation, enhanced Section 179 expensing, full R&D expense deduction for domestic expenditures and modification to the international tax framework. We are currently assessing its impact on our consolidated financial statements. The primary impact of the legislation is the acceleration of deductions related to research and development costs incurred in the US which did not have a material impact on the Company’s effective tax rate in the quarter ended September 30, 2025. We are continuing to assess its impact on our consolidated financial statements.

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

During the three months ended September 30, 2025 we reached a proposed settlement agreement with OFAC to fully resolve the matter. Under the terms of the proposed agreement, we agreed to pay a civil monetary penalty of $2,473,360, and to invest an additional $630,000 in sanctions compliance controls. The settlement has not yet been paid as of the date of this filing. Accordingly, the Company has recognized a liability of $2,473,360 in the accompanying condensed consolidated financial statements for the quarter ended June 30, 2025. The settlement does not constitute an admission of liability by the Company and reflects the Company’s full cooperation and remedial actions taken throughout the investigation. We expect a final settlement with respect to this matter to be entered into with OFAC before the second quarter of 2026.

11. Fair Value Measurements

The Company’s financial assets are summarized below as of September 30, 2025 and December 31, 2024, with fair values shown according to the fair value hierarchy (in thousands):

	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
September 30, 2025
Bitcoin	$242,387	$242,387	$-	$-
Treasury bills	5,012	5,012	-	-
Money market funds	40,686	40,686	-	-
Ethereum	11,490	11,490	-	-
Solana	9,936	9,936	-	-
Other digital assets	98	98	-	-
Other investments	200	(1)	-	-
	$309,809
December 31, 2024
Bitcoin	$181,238	$181,238	$-	$-
Treasury bills	31,162	31,162	-	-
Money market funds	25,514	25,514	-	-
Ethereum	8,847	8,847	-	-
Solana	4,628	4,628	-	-
Other digital assets	1,646	1,646	-	-
Other investment	100	(1)	-	-
	$253,135

(1) These investments are recorded at cost.

The Company invests in held to maturity treasury bills. As of September 30, 2025, the discount rate was 0.6%. Discount rates ranged from 1.1% to 2.4% as of December 31, 2024. The Company held no treasury bills with a maturity of greater than three months in other current assets as of September 30, 2025 and $30.5 million as of December 31, 2024. The Company held treasury bills with a maturity of less than three months in cash and cash equivalents in the amount of $5.0 million and $0.7 million as of September 30, 2025 and December 31, 2024, respectively.

Assets and Liabilities Not Measured and Recorded at Fair Value

The Company’s financial instruments, including USDC, are carried at cost, which approximates their fair value. If these financial instruments were recorded at fair value, they would be based on Level 1 inputs.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic net income per share:
Numerator
Net income, basic and diluted	$17,041	$843	$41,835	$46,024
Denominator
Weighted-average number of shares used in per share computation - Class A	9,714	6,396	9,337	5,314
Weighted-average number of shares used in per share computation - Class B	19,463	20,337	19,515	21,161
Basic net income per share - Class A	$0.58	$0.03	$1.45	$1.74
Basic net income per share - Class B	$0.58	$0.03	$1.45	$1.74
Diluted net income per share:
Denominator
Weighted-average number of shares used in diluted computation - Class A	12,257	9,840	11,948	8,733
Weighted-average number of shares used in diluted computation - Class B	20,034	22,485	20,119	23,314
Diluted net income per share - Class A	$0.53	$0.03	$1.30	$1.44
Diluted net income per share - Class B	$0.53	$0.03	$1.30	$1.44

13. Segment Reporting

The Company has one reportable segment: Revenues. Factors that management used to identify the Company’s reportable segment include the Company’s integrated business model, shared customer base, centralized corporate functions, and uniform service offerings in determining that the business operates as a single segment. A description of the types of products and services from which the reportable segment derives its revenues as well as the accounting policies applicable to the reportable segment can be found in Footnote 2 – Summary of Significant Accounting Policies of the Form 10-K. Entity-wide information can be found in Footnote 3 – Revenue Recognition. The chief operating decision maker, who is the chief executive officer, assesses the performance of the Company using consolidated net income for the reportable segment and decides how to allocate resources based on revenues, technology, development and user support, general and administrative expenses, and net income which are reported under identical captions in the condensed consolidated statements of operations and comprehensive income. No additional measures of segment assets, profit, or loss are used in internal management reporting. The Company does not have intra-entity sales or material intra-entity transfers for consideration in the segment analysis. Information about reported segment revenue and profit as well as significant segment expenses can be found in the condensed consolidated statements of operations and comprehensive income.

14. Subsequent Events

Tokenization of Class A Common Stock

Beginning October 20, 2025, holders of our Class A Common Stock have the ability to tokenize their shares on the Solana blockchain through our co-transfer agent, Superstate. The tokenized common stock is recorded and maintained by the co-transfer agent and represents the same ownership interests as the corresponding shares of Class A Common Stock reflected in the company’s official share register.

Gratitud Interna, Ltd. Asset Purchase Agreement

On November 10, 2025, the Company entered into an asset purchase agreement with Gratitud Interna, Ltd., to purchase certain assets, including technology, applications, software, APIs, databases and web or cloud-based inferences relating to and used in connection with its payment platform. The purchase price is approximately $3.0 million, of which $1.5 million is payable in cash and $1.5 million is payable in newly issued Class A shares based on the 60-day trading volume weighted average price at the time of closing. The Company is currently assessing the applicable accounting considerations as it relates to this transaction, including developing our fair value assumptions for the assets being acquired.

Master Digital Currency Loan Agreement with Galaxy Digital LLC

On November 5, 2025, the Company entered into a Master Digital Currency Loan Agreement with Galaxy Digital LLC (“Galaxy”), under which the Company may borrow digital assets and/or U.S. dollars from Galaxy pursuant to individual loan term sheets (each, a “Loan”). The Agreement establishes the general terms governing such loans, including procedures for loan requests, collateral requirements, borrow fees, callable and term loan structures, margin call and refund provisions, and rehypothecation rights, subject to mutual consent. No amounts have been borrowed or drawn down under the Loan Agreement as of the date hereof.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of Exodus’ financial condition and results of operations should be read in conjunction with the unaudited, condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Item 1A. Risk Factors” in the Form 10-K and “Cautionary Note on Forward Looking Statements” and in other parts of this Quarterly Report on Form 10-Q.

Overview of Our Business

We are engaged principally in the business of creating and distributing self-custodial wallets for digital assets. Due to a majority of our revenue being derived from services provided by application programming interface (“API”) providers (“API Providers”) to persons located outside the United States pursuant to a transaction-based structure, our profitability is dependent on a number of factors including the pricing of digital assets, the volume of transactions and the quality of our third-party relationships.

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

Cloud based infrastructure expense – Cloud infrastructure expenses increased $0.7 million and $0.3 million for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively. We anticipate increased cloud infrastructure expenses as the platform continues to grow due to increased database capacity and new users.

Investment in human capital – Costs related to investment in human capital increased $5.7 million and $8.3 million for the three and nine months ended September 30, 2025 compared to three and nine months ended September 30, 2024, respectively, primarily due to an increase in salaries, payroll taxes and stock based compensation. As the Exodus platform continues to expand, we anticipate the need to add more team members to accommodate the growth in our business, which is expected to materially increase expenses as a result of the impact on the human capital costs described above. Human capital costs are also expected to increase due to the need to add additional team members to address compliance with the evolving regulatory environment, including as a publicly traded company.

Marketing expenses – Marketing-related costs increased $2.7 million and $7.2 million for the three and nine months ended September 30, 2025 compared to three and nine months ended September 30, 2024, respectively. The increase was primarily due to increased spending on website advertisements targeted at the digital asset focused spaces and on online platforms, such as the App Store, and marketing agency expenses. To date, we have primarily focused our marketing strategy toward user growth. We continue to evaluate our marketing strategy and in the future may decide to refocus the current organic growth-based strategy in growing our user base to a more competitive approach, which would be expected to further increase marketing-related expenses.

Changes in tax laws –We operate in various jurisdictions and are subject to changes in applicable tax laws, treaties or regulations in those jurisdictions. A material change in the tax laws, treaties or regulations, or their interpretation, of any jurisdiction with which we do business, or in which we have significant operations, could adversely affect us. For example, the new Pillar 2 approach, which came into effect in 2023 in certain jurisdictions, will establish a global minimum tax rate of 15%, such that multinational enterprises with an effective tax rate in a jurisdiction below this minimum rate will need to pay additional tax. While many aspects of the application of Pillar 2 remain to be clarified, including how the jurisdictions in which we operate, and those in which we and our subsidiaries are based, choose to implement the Organization for Economic Cooperation and Development’s approach in their tax treaties and domestic tax laws, we do not expect Pillar 2 to apply in 2025. On July 4, 2025, the “One Big Beautiful Bill Act” (P.L. 119‑21) was enacted into law. The legislation reinstates and extends several provisions of the 2017 Tax Cuts and Jobs Act, including permanent 100% bonus depreciation, enhanced Section 179 expensing, full R&D expense deduction for domestic expenditures and modification to the international tax framework. The primary impact of the legislation is the acceleration of deductions related to research and development costs incurred in the US which did not have a material impact on the Company’s effective tax rate in the quarter ended September 30, 2025. We are continuing to assess its impact on our consolidated financial statements.

Growth Initiative and Transaction-Related Expenses

During the three and nine months ended September 30, 2025, the Company incurred $1.3 million and $4.3 million, respectively, in expenses associated with the evaluation, negotiation, and travel due to prospective business acquisitions. The Company expects these expenses to continue throughout 2025 as it continues to evaluate potential acquisition targets. These expenses primarily include legal and advisory costs and are recorded within general and administrative expenses in the accompanying condensed consolidated statements of operations. There were no growth initiative expenses in the three and nine months ended September 30, 2024.

In addition, the Company incurred $5.0 million and $11.7 million in revenue sharing expenses related to its business-to-business partnerships for the three and nine months ended September 30, 2025, respectively and $0.5 million and $1.3 million in revenue sharing expenses related to its business-to-business partnerships for the three and nine months ended September 30, 2024. While the Company does not control the operations or growth of its partners, their success can directly impact our own performance. As these partners grow or as new partnerships are formed, our associated revenue sharing expenses are expected to increase. These expenses represent costs of revenue and are included within technology, development, and user support expenses in the condensed consolidated statements of operations.

Monthly Active Users

Monthly Active Users ("MAUs") were 1.5 million and 1.6 million as of September 30, 2025 and 2024, respectively. Our strategic focus remains on expanding our active user base, improving app features, and expanding our business-to-business partnerships. We believe that over the long term, interest in digital assets and digital asset markets will continue to increase. However, during any given period, we cannot be certain that our MAU growth efforts will be effective or that interest in digital assets will remain or continue to increase.

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

Quarterly Funded Users

In addition to MAUs, we utilize Quarterly Funded Users ("QFUs") to assess user trends and market sentiment. QFUs are defined as unique users with an Exodus wallet that was funded at any point prior to or during the fiscal quarter and during which the user remained active, i.e. opening the app during the period. A wallet is considered “funded” if it holds a non-zero balance of any supported digital asset, QFUs offer a longer-term view of engagement by capturing users who have already funded their wallets.

QFUs totaled 1.8 million and 1.5 million as of September 30, 2025 and 2024, respectively, reflecting an increase of 0.3 million, or 20%. This growth reflects user engagement in addition to active user count. We expect MAUs to fluctuate more significantly in response to app usage patterns and broader market conditions. In contrast, QFUs provide a longer-term view of engagement, representing a more stable cohort—users with funded wallets actively participating in the Exodus platform.

We consider both MAUs and QFUs to be Key Performance Indicators ("KPIs") that provide insight into user activity and platform engagement. While MAUs may fluctuate more significantly due to changes in app usage patterns and broader market conditions, QFUs offer a longer-term view of engagement by capturing users with actively funded wallets who are transacting on the platform. Management uses these metrics to monitor platform health, inform product and marketing strategies, and assess user trends over time.

Results of Operations

Results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ Change	% Change	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ Change	% Change

REVENUES	$30,343	$20,117	$10,226	51	$92,166	$71,485	$20,681	29
EXPENSES (INCOME)
Technology, development and user support	16,987	11,333	5,654	50	46,610	32,804	13,806	42
General and administrative	14,884	8,466	6,418	76	48,019	25,575	22,444	88
(Gain) loss on digital assets, net	(21,003)	370	(21,373)	*	(44,694)	(39,197)	(5,497)	14
Gain on sale of future token interests	-	-	-	*	(2,000)	-	(2,000)	*
Impairment on other assets	-	-	-	*	137	-	137	*
Staking and other income	(264)	(146)	(118)	81	(241)	(701)	460	(66)
Other loss, net	32	169	(137)	(81)	494	255	239	94
Interest income	(599)	(1,026)	427	(42)	(2,188)	(2,668)	480	(18)
Income before income taxes	20,306	951	19,355	2,035	46,029	55,417	(9,388)	(17)
INCOME TAX EXPENSE	(3,265)	(108)	(3,157)	2,923	(4,194)	(9,393)	5,199	(55)
NET INCOME	17,041	843	16,198	1,921	41,835	46,024	(4,189)	(9)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(5)	(637)	632	(99)	(1,318)	31	(1,349)	(4,352)
COMPREHENSIVE INCOME	17,036	206	16,830	8,170	40,517	46,055	(5,538)	(12)

* Percentage variances not considered meaningful.

Revenue increased $10.2 million, or 51%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily driven by exchange aggregation revenue, which increased $8.8 million, or 48%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, which was primarily attributable to volume exchange growth related to our business-to-business partner efforts. Non-exchange aggregation (i.e., fiat onboarding, staking, consulting, and other) revenue increased $1.5 million, or 73%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The non-exchange revenue increase was driven by higher staking revenue with an increase of $1.3 million or 272%, reflecting growth in total staked assets and reward mechanisms, while also having an increase in fiat-onboarding, reflecting growth of 55%, or $0.5 million.

Revenue increased $20.7 million, or 29%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily driven by exchange aggregation revenue, which increased $19.3 million, or 30%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, which was primarily attributable to volume exchange growth related to our business-to-business partner efforts. Non-exchange aggregation (i.e., fiat onboarding, staking, consulting, and other) revenue increased $1.4 million, or 21%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The non-exchange revenue increase was driven by higher staking revenue with an increase of $1.9 million or 112% as a result in growth in total staked assets and new reward mechanisms. Fiat revenue grew by 22%, or $0.6 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

For the three months ended September 30, 2025, four API Providers accounted for more than 10% each of total revenue and collectively generated exchange aggregation revenue of $18.4 million. For the nine months ended September 30, 2025, five API Providers accounted for more than 10% each of total revenue and collectively generated exchange aggregation revenue of $64.3 million. For the three and nine months ended September 30, 2024, four API Providers accounted for more than 10% each of total revenue and collectively generated exchange aggregation revenue of $13.8 million and $50.6 million, respectively.

The following table summarizes the revenue by users of the platform and the business-to-business partnerships for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Exchange aggregation - users	$21,894	72.1%	$17,520	87.1%	$70,580	76.7%	$62,673	87.7%
Exchange aggregation - partnerships	5,000	16.5	604	3.0	13,538	14.7	2,143	3.0
Fiat onboarding - users	1,321	4.4	851	4.2	3,436	3.7	2,808	3.9
Fiat onboarding - partnerships	-	-	1	-	13	-	8	-
Staking	1,817	6.0	488	2.4	3,515	3.8	1,655	2.3
Consulting - users	78	0.3	(6)	-	115	0.1	(6)	-
Consulting - partnerships	6	-	313	1.6	584	0.6	859	1.2
Other - users	214	0.7	49	0.2	372	0.4	142	0.2
Other - partnerships	13	-	297	1.5	13	-	1,203	1.7
Revenues	$30,343	100.0%	$20,117	100.0%	$92,166	100.0%	$71,485	100.0%

Technology, development and user support increased $5.7 million, or 50%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily due to a $4.5 million increase in partner fee expense as a result of a correlated increase in revenue from business-to-business partnerships, a $2.1 million increase in team member compensation and benefit expense as a result of increased team member compensation and a $0.7 million increase in cloud services expenses, partially offset by a $0.6 million decrease in subscription expenses primarily driven by higher costs associated with key infrastructure vendors for development tools, application development, performance optimization and security protections and a $0.5 million decrease in depreciation and amortization expenses.

Technology, development and user support increased $13.8 million, or 42%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily due to a $10.4 million increase in partner fee expense as a result of a correlated increase in revenue from business-to-business partnerships, a $2.8 million increase in team member compensation and benefit expense as a result of increased team member compensation, payroll taxes and stock based compensation, partially offset by a $1.4 million increase in capitalized labor as a result of impairment of software projects, a $0.9 million decrease in depreciation and amortization expenses, a $0.2 million decrease in subscription expenses primarily driven by higher costs associated with key infrastructure vendors for development tools, application development, performance optimization and security protections, a $0.1 million decrease in technology equipment expense.

General and administrative expenses increased $6.4 million, or 76%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Expenses driving the increase include a $3.6 million increase in team member compensation and benefit expenses, $2.7 million increase in marketing expenses, a $0.7 million increase in foreign currency expense, a $0.5 million increase in legal and consulting expenses, a $0.4 million increase in expense associated with the issuance of warrants, a $0.2 million increase in subscription expense and a $0.2 million increase in miscellaneous expenses partially offset by a $0.3 million decrease in meeting and travel expenses and a $0.1 million decrease in political contributions.

General and administrative expenses increased $22.4 million, or 88%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Expenses driving the increase include a $7.2 million increase in marketing expenses, a $5.4 million increase in team member compensation and benefit expenses as a result of increased team member compensation, a $4.2 million increase in meeting and travel expenses, a $3.8 million increase in legal and consulting expenses, a $2.5 million increase in regulatory expenses, a $1.3 million increase in political contributions, a $0.7 million increase in miscellaneous expenses, a $0.6 million increase in subscription expense and a $0.4 million increase in expense associated with the issuance of warrants, partially offset by a decrease of $2.1 million in foreign currency expenses.

The Company experienced a favorable fluctuation in the market price of digital assets held during the three months ended September 30, 2025, primarily driven by institutional inflows and ETF adoption, regulatory clarity and stablecoin legislation, and macro and geopolitical tailwinds. During the three months ended September 30, 2025, the Company recognized net realized gains from exchange of digital assets of $3.6 million and net unrealized gains from remeasurement of digital assets of $24.6 million. During the three months ended September 30, 2024, the Company recognized net realized losses from exchange of digital assets of $0.7 million and net unrealized gains from remeasurement of digital assets of $0.4 million.

The Company experienced a favorable fluctuation in the market price of digital assets held during the nine months ended September 30, 2025, primarily driven by institutional inflows and ETF adoption, regulatory clarity and stablecoin legislation, and macro and geopolitical tailwinds. During the nine months ended September 30, 2025, the Company recognized net realized losses from exchange of digital assets of $2.8 million and net unrealized gains from remeasurement of digital assets of $41.9 million. During the nine months ended September 30, 2024, the Company recognized net realized gains from exchange of digital assets of $5.1 million and net unrealized gains from remeasurement of digital assets of $34.1 million.

Income tax expense was $3.3 million for the three months ended September 30, 2025, compared to an expense of $0.1 million for the three months ended September 30, 2024. The effective tax rate during the three months ended September 30, 2025 was 16.1%, compared to 11.4% during the three months ended September 30, 2024. Income tax expense was $4.2 million for the nine months ended September 30, 2025, compared to an expense of $9.4 million for the nine months ended September 30, 2024. The effective tax rate during the nine months ended September 30, 2025 was 9.1%, compared to 16.9% during the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the change from the effective rate was primarily impacted by federal research tax credits and the change in permanent differences, including the tax benefit from the foreign derived intangible income, non-deductible expenses, and discrete items, including stock-based compensation and tax effect of realized and unrealized digital asset gains and losses during the period. For the nine months ended September 30, 2024, the change from the effective rate was primarily impacted by the change in permanent differences and discrete items, including the tax benefit from foreign derived intangible income and the effect of digital asset gains and losses, specifically recognized in the period.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change
Net cash used in operating activities	$(16,243)	$(6,803)	$(9,440)
Net cash provided by investing activities	$41,659	$24,741	$16,918
Net cash used in financing activities	$(12,751)	$(2,684)	$(10,067)

Net Cash Used In Operating Activities

Net cash used in operating activities increased by $9.4 million for the nine months ended September 30, 2025 as compared to September 30, 2024. The primary drivers of the change were an increase of $10.0 million in operating activities settled in digital assets and USDC, an increase in stock based compensation of $5.7 million, a net increase in gains on digital assets of $5.5 million, a decrease in net income of $4.2 million, offset by a decrease of $6.3 million in working capital and a decrease in deferred tax expense of $0.9 million. The primary drivers of the increase in operating activities settled in digital assets and USDC included an increase to revenue of $21.1 million related to increased transaction volume, $12.5 million of increased expenses, $1.5 million of conversion of digital assets and USDC to cash, net for use in operational expense and $1.1 million in accounts receivable, partially offset by decreased payroll liabilities of $2.6 million and decreased currency conversion of $1.3 million.

Net Cash Provided By Investing Activities

Net cash provided by investing activities increased by $16.9 million for the nine months ended September 30, 2025 as compared to September 30, 2024. The increases were related to $29.2 million of net change in treasury bills investments and redemptions, proceeds for the sale of future token interests of $2.0 million, partially offset by a decrease of $14.5 million of digital assets sold for cash and a decrease in purchases of $0.1 million of digital assets.

Net Cash Used In Financing Activities

Net cash used in financing activities increased by $10.1 million for the nine months ended September 30, 2025 as compared to September 30, 2024. This was primarily driven by cash used for the repurchase of shares of our common stock to pay employee withholding taxes as a part of our 2019 and 2021 Plan.

Total Digital Assets and Liquid Assets

The following tables show the Company’s holdings of digital assets and cash and cash equivalents (including treasury bills with a maturity date of less than three months), USDC, and treasury bills with a maturity date of greater than three months.

The digital asset holdings as of September 30, 2025 and December 31, 2024 were (in thousands, except units):

	Units	Cost basis	Fair Value
As of September 30, 2025
Bitcoin	2,123	$96,482	$242,387
Ethereum	2,770	5,321	11,490
Solana	47,502	6,328	9,936
Other	172,185,790	100	98
Digital assets		$108,231	$263,911

As of December 31, 2024
Bitcoin	1,941	$69,707	$181,238
Ethereum	2,655	4,967	8,847
Solana	24,472	2,241	4,628
Other	10,011,770	5,641	1,646
Digital assets		$82,556	$196,359

The liquid asset holdings as of September 30, 2025 and December 31, 2024 were (in thousands):

	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
As of September 30, 2025
Cash and cash equivalents	$50,548	$50,548	$-	$-
USDC	257	257	-	-
Total liquid assets	$50,805

As of December 31, 2024
Cash and cash equivalents	$37,883	$37,883	$-	$-
USDC	12	12	-	-
Treasury bills	30,490	30,490	-	-
Total liquid assets	$68,385

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

The market price of Bitcoin is impacted by a variety of factors and is determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. The digital asset industry has previously been negatively impacted by market price volatility. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin. There can be no assurance that we will be able to exchange our digital assets for U.S. dollars on a timely basis, if at all, or for a fair price. If the value of our digital assets declines, or if we experience difficulties converting our digital assets to U.S. dollars, we may not have sufficient liquidity to satisfy our liabilities, expenses and costs as they become due, which may negatively affect our business operations and financial condition. A hypothetical 10% increase or decrease in the digital assets held would have resulted in a change to the fair value of $26.3 million and $19.6 million as of September 30, 2025 and December 31, 2024, respectively.

Interest rate risk

Our exposure to changes in interest rates primarily relates to interest earned on our cash and cash equivalents and U.S. Treasury Bills with maturities of six months or less. We had no outstanding debt subject to interest rate risk as of September 30, 2025 and consequently, we do not currently expect to be exposed to fluctuations in interest rates for the foreseeable future.

Our investment policy and strategy related to our cash, cash equivalents, and treasury bills is to preserve capital and meet liquidity requirements without increasing risk. Our cash and cash equivalents consist of money market funds denominated in U.S. dollars, cash deposits, and treasury bills acquired with less than three months to maturity. Treasury bills outside of cash and cash equivalents include amounts acquired with three months to twelve months to maturity. Therefore the fair value of our cash, cash equivalents, and treasury bills would not be significantly affected by either an increase or a decrease in interest rates. A hypothetical 100 basis points increase or decrease in average interest rates applied to our daily balances held as of September 30, 2025 and 2024, would have resulted in a $0.5 million and a $0.7 million increase or decrease respectively, in interest earned on cash, cash equivalents, and treasury bills. The Federal Reserve has increased the Federal Funds Rate over 525 basis points since March 31, 2021 to control current levels of inflation and as of September 30, 2025, the Federal Funds Rate was 4.09%. A decrease in interest rates is possible. A hypothetical 500 basis points increase or decrease in average interest rates applied to our daily balances held as of September 30, 2025 and 2024, which hypothetical basis point increase corresponds closely to the increase of the Federal Funds Rate since early 2021, would have resulted in a $2.5 million and $3.5 million increase or decrease, respectively, in interest earned on cash, cash equivalents, and treasury bills.

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

We recognized net foreign currency gains of $1.9 million and net foreign currency losses of $0.2 million for the nine months ended September 30, 2025 and 2024, respectively, in general and administrative expense, net in the condensed consolidated statements of operations and comprehensive income. If an adverse 10% foreign currency exchange rate change was applied to total monetary assets, liabilities, and commitments denominated in currencies other than the functional currencies at the balance sheet date, it would not have a material impact on our financial results.

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

Foreign currency translation risk

Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. We recognized losses on translation adjustments, net of tax, of $1.3 million for the nine months ended September 30, 2025, compared to losses on translation adjustments, net of tax, of less than $0.1 million for the nine months ended September 30, 2024, in the condensed consolidated statements of operations and comprehensive income. As of September 30, 2025 and 2024, a 10% increase or decrease on foreign currency exchange rates for translation purposes would not have a material impact on our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of, and under the supervision of, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting, as described below.

Previously Reported Material Weaknesses

We identified errors in our previously reported financial information as of and for the year ended December 31, 2021. As a result of the errors that were identified, we identified a material weakness in the Company’s control environment whereby the Company did not design and maintain effective internal control over financial reporting with respect to the expertise and quantity of its resources. Specifically, we did not effectively execute a strategy to hire, train, and retain a sufficient quantity of personnel with an appropriate level of training, expertise, and experience in certain areas important to financial reporting. In addition, we also identified a material weakness whereby we did not design and implement effective control activities based on the criteria in the Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Specifically, the control activities did not adequately (i) address relevant risks, (ii) provide evidence of performance, (iii) provide appropriate segregation of duties, or (iv) operate at a level of precision to identify all potentially material errors. While the Company is progressing in its efforts to remediate the existing material weaknesses in full, certain control activities attributing to those material weaknesses continue to exist as of September 30, 2025.

Remediation Plan Update of Previously Reported Material Weaknesses

Management has continued to execute its remediation plan through the period ended September 30, 2025, to address the previously reported material weaknesses in internal control over financial reporting. Throughout the current fiscal year 2025, the Company has added experienced accounting leadership, enhanced control design and documentation, and implemented review and approval processes to further strengthen oversight of our financial reporting processes. Key remediation actions completed as of September 30, 2025, include:

•
Hiring and training additional accounting personnel with appropriate level of training and technical expertise and experience to improve segregation of duties and oversight within the financial reporting process;
•
Replacing certain key accounting leadership positions to enhance supervision and control accountability;
•
Engaging an external consulting firm with digital asset industry expertise to assist with process improvement, control design, and documentation;
•
Implementing enhanced financial close procedures, workflow controls, and review-level documentation to increase control precision and evidence of performance; and
•
Strengthening entity-level and process-level controls, including segregation of duties and IT-related controls, in alignment with the COSO Framework.

As of September 30, 2025, all key remediation measures have been implemented and are in the process of operating. The Company is now performing testing to confirm the operating effectiveness of these enhanced controls.

While management has made significant progress and believes remediation efforts are substantially complete, the material weaknesses will not be considered fully remediated until controls have operated for a sufficient period of time and have been successfully tested for effectiveness. Management, with assistance from external consultants, will continue to monitor and evaluate the enhanced controls to confirm their sustained effectiveness and make additional refinements as necessary.

Changes in Internal Control over Financial Reporting

Except as described above with respect to our remediation plan, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this item can be found in Note 10, “Commitments and Contingencies—Legal Proceedings” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

On September 12, 2025, Matias Javier Olivera Freire, Chief Technical Officer of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 162,904 shares of the Company’s common stock between December 15, 2025 and December 15, 2026, subject to certain conditions.

Master Digital Currency Loan Agreement with Galaxy Digital LLC

The information included in this “Part II-Item 5. Other Information” of this Form 10-Q is provided in lieu of filing such information on a Current Report on Form 8-K under “Item 1.01 Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.”

On November 5, 2025, Exodus Movement, Inc. (the “Company”) entered into a Master Digital Currency Loan Agreement (the “Loan Agreement”) with Galaxy Digital LLC (the “Lender”). The Loan Agreement establishes the terms and conditions under which the Company may from time to time borrow U.S. Dollars and/or specified digital currencies (each, a “Loan”), including Bitcoin (BTC), Ether (ETH), Bitcoin Cash (BCH), Litecoin (LTC), and other mutually agreed digital assets (the “Loan Facility”). Loans may be structured as open or term loans, with the specific type, amount, collateral, fees, maturity, the interest rate applicable to each Loan, and other terms for each Loan set forth in a written Loan Term Sheet executed by the Company and Lender at the time of such Loan. As of the date of this filing, the Company has not made any borrowings under the Loan Agreement.

Each Loan is secured by cash or digital currency collateral, and the Company has granted the Lender a first-priority security interest in such collateral to secure its obligations under the Loan Agreement. The Loan Agreement includes customary provisions regarding margin calls, events of default, and termination rights, as well as terms addressing hard forks, airdrops, and other digital-asset-specific events. Events of default include, among others, failure to pay borrowed amounts or fees when due, failure to return collateral, breach of covenants or representations, failure to meet margin requirements, certain merger or insolvency events, and cross-default events under other agreements for borrowed money. Upon an event of default, the non-defaulting party may declare all outstanding obligations immediately due and payable and exercise remedies available under the agreement and applicable law.

The Loan Agreement has an initial term of one year and automatically renews for successive one-year periods unless terminated in accordance with its terms. Termination events include specified regulatory or governmental actions, significant declines in the Company’s total equity, failure to deliver required reports, and key-person events. The Loan Agreement is governed by the laws of the State of New York and provides for binding arbitration in New York County.

The foregoing description of the Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Master Digital Currency Loan Agreement, which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
10.1*

Master Digital Currency Loan Agreement, dated November 5, 2025, by and among Exodus Movement, Inc. and Galaxy Digital LLC (Portions of this exhibit indicated by [***] have been omitted from this public filing as they are not material and would be competitively harmful if disclosed).

Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Portions of this exhibit indicated by [***] have been omitted from this public filing as they are not material and would be competitively harmful if disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXODUS MOVEMENT, INC.

Date: November 10, 2025	By:	/s/ James Gernetzke
James Gernetzke
Chief Financial Officer