Form 10-K
period 2025-12-31
Exodus Movement, Inc.
filed 2026-03-11
CIK 1821534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to
Commission File Number 001-42047
Exodus Movement, Inc.
(Exact name of Registrant as specified in its Charter)
_____________________________________________________________

Texas			81-3548560
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
15418 Weir St. #333,	Omaha,	Nebraska (1)	68137
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (833) 992-2566
_____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.000001 per share	EXOD	NYSE American
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
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the Registrant’s Class A common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2025, the aggregate market value of its shares (based on a closing price of $28.83 per share) held by non-affiliates was approximately
$240,121,380. Shares of the Registrant’s Class A common stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Class A common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2026, the Registrant had 10,626,754 shares of Class A common stock and 19,185,163 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.
(1)We are a remote-first company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the
Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, communications may be directed to the listed address.

i

Exodus Movement, Inc.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of
the Private Securities Litigation Reform Act of 1995
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the
Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as
amended (the “Exchange Act”). All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Annual Report on Form 10-K. Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs, and projections will be achieved. Forward-looking statements are generally identified by the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,”
“project,” “potential,” “continue,” “ongoing,” “forecast,” as well as variations of such words or similar expressions.
Forward-looking statements include statements concerning:
•our business plans and strategy;
•projected profitability, performance, or cash flows;
•future capital expenditures;
•our growth strategy, including our ability to grow organically and through mergers and acquisitions
(“M&A”);
•anticipated financing needs;
•business trends;
•our capital allocation strategy;
•liquidity and capital management; and
•other information that is not historical information.
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
These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

PART I

Item 1. Business
Unless the context requires otherwise, in this Annual Report on Form 10-K ("report"), the terms “we,” “us,” “our,” the
“Company,” and “Exodus” refer to Exodus Movement, Inc. and its wholly-owned subsidiaries, Proper Trust AG, 3ZERO,
LLC ("3ZERO"), XO Italia S.R.L., Osmium, LLC, Osmium Europe B.V., Osmium Canada LTD and Osmium AU PTY
LTD. Additionally, references to our “Board” refer to the board of directors of Exodus Movement, Inc. Unless the context otherwise requires, references to “common stock” refer to our Class A common stock and our Class B common stock, collectively.
Our Company
We launched Exodus in 2015 and incorporated in Delaware in 2016 to create a wallet that enables users to securely control and manage digital assets in an easy and straightforward way, without compromising users’ privacy or the security of their digital assets. Exodus’ mission is to empower wallet users (“users”) to control their wealth through an un-hosted self-
custodial platform (the “Exodus Platform”) that provides access to the world of decentralized finance and the power of blockchain. On desktop and mobile devices alike, Exodus delivers a simple, elegant, and intuitive experience where users can send, receive and store over 700,000 digital assets. Depending on availability and jurisdiction, users can also access the services offered and performed by various independent, third-party application programming interface (“API”) providers
(“API Providers”), which include digital asset exchanging, fiat onboarding and staking for over 30,000 digital assets. In addition, the Exodus Platform integrates other third-party applications (“apps”), such as news apps.
We aim to enable our users to leverage the power of digital assets in an easy and straightforward way, without compromising their privacy or the security of their digital assets. Management believes we accomplish our vision by:
•creating a platform designed for our users to retain full control over the digital assets held in their Exodus wallet by encrypting the private keys locally on our users’ personal devices (private key data is not retained by Exodus);
•streamlining our users’ setup process by offering a range of self-custodial wallet options to hold users’ private keys (including hot and cold wallets);
•providing quick access to the services offered and performed by our third-party API Providers;
•hosting and maintaining our own robust server infrastructure to help enable maximum uptime for all digital assets on our platform;
•integrating third-party apps seamlessly into our highly functional platform to provide our users with access to a rich ecosystem of ways to use and manage their digital assets, as well as providing us with potential additional avenues for monetizing our platform; and
•providing timely support for users of our platform.
Exodus was founded by Jon Paul Richardson, our CEO and Chairperson of our Board, and Daniel Castagnoli, the President
of our wholly-owned subsidiary, 3ZERO, and a member of our Board, and was incorporated in Delaware in July 2016. On
December 8, 2025, the Company effected the redomestication of the Company from the State of Delaware to the State of
Texas. As of December 31, 2025, Messrs. Richardson and Castagnoli together control approximately 93% of the voting power of our outstanding common stock, and holders of our Class B common stock collectively control 95% of the voting power of our outstanding common stock. As a result, we are considered a “controlled company” within the meaning of the corporate governance standards of the NYSE American LLC (the “NYSE American”), the national exchange on which we list our Class A common stock, as described further in “Item 1A. Risk Factors – Risks Related to Ownership of Our Class
A Common Stock - We are currently a “controlled company” and, as a result, qualify for and could rely on exemptions from certain corporate governance requirements.”
Gratitud Interna Ltd.
On November 10, 2025, we acquired substantially all of the assets of Gratitud Interna Ltd., a Latin American crypto payments platform. The purchase price was $2.7 million, of which $1.5 million, excluding transaction costs, was paid in cash and $1.2 million was delivered in newly issued Class A shares. This asset purchase expanded our payments capabilities by adding technology in development, an assembled workforce, and a trade name supporting crypto-based merchant transactions in the Latin America market.

W3C Corp. ("W3C")
On November 24, 2025, the Company entered into a Stock Purchase Agreement to acquire 100% of the outstanding equity interests of W3C and its subsidiaries for aggregate cash consideration of approximately $175 million, subject to customary adjustments.  W3C and its subsidiaries include Monavate Holdings Ltd. and its subsidiaries (collectively, “Monavate”) and
Baanx.com Ltd. and Baanx US Corp (collectively, “Baanx”). Monavate is a global leader in payment solutions for
Financial Technology (“FinTech”), Web3 and global enterprises, and Baanx is a leading provider of non-custodial cards and Business-to-Business-to-Consumer digital asset services. Upon the closing of the acquisition, we plan to enter the arena of on-chain payments to become one of the few self-custodial wallets to control the end-to-end payments experience, from wallets to cards. The transaction is expected to close in 2026.
Our Industry
We operate in the FinTech subsector of the greater blockchain and digital asset industry. The following are descriptions of key technologies used in our industry:
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
There are five primary categories of cryptocurrency:
1.Store of value or “payment” cryptocurrencies: Store of value or “payment” cryptocurrencies are primarily used to pay for goods and services and are often considered a substitute for gold, cash or other forms of electronic payment. Merchants have begun to accept these types of cryptocurrencies as payment, although overall adoption for retail and commercial services is currently limited and the cryptocurrency is often converted to a fiat currency, such as the U.S. dollar, immediately upon acceptance by the merchant. Examples of store of value and payment cryptocurrencies are Bitcoin and Litecoin;
2.Cryptocurrencies that are part of blockchain economies: Cryptocurrencies that comprise part of a blockchain economy or blockchain platform and typically have more functionality than a payment currency. Blockchain economies or platforms permit the use of the cryptocurrency to create other digital assets or tokens, run decentralized applications on the blockchain platform, and build various types of functionality and features on the blockchain platform. Examples of cryptocurrencies that are part of blockchain economies include Ether
(“ETH”), EOS and TRON;
3.Privacy Coins: Privacy coins are cryptocurrencies created to focus on privacy and security. Privacy coin transaction details are typically encrypted, so that only the sender and receiver of the coins know how many coins were involved in the transaction. In addition, the balance of a privacy coin wallet is known only to the owner of the wallet and cannot be viewed on the public blockchain record. An example of a privacy coin is
Monero. While privacy coins may be beneficial to some, for example, individuals making donations that involve privacy concerns, the anonymity of privacy coins has led some jurisdictions to ban them in an effort to limit potential future use, illicit financing and other criminal activity. See “Item 1A. Risk Factors – Risks Related to
Our Business – Our platform or our API Providers’ platforms may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams, which could adversely affect our business.”;
4.Utility Tokens: Utility tokens are digital tokens run on a blockchain platform that are used solely to “pay for” or
“power” products or services on that specific platform. Examples of utility tokens include Golem and Basic
Attention Token; and
5.Stablecoins: Stablecoins are cryptocurrencies whose value is connected to an asset that is not expected to significantly fluctuate in value. Different stablecoins have adopted different methods of stabilization. Examples of stablecoins are U.S. Dollar Coin (“USDC”), Tether ("USDT"), and dai. While stablecoins are meant to maintain a stable value, stablecoins are not risk-free and are not immune to fluctuations in price. A range of factors may cause stablecoins to depeg from the pegged value, including supply and demand, market volatility, market confidence and adoption, liquidity risk and technology risk. As a result, the possibility still exists for stablecoins to fluctuate significantly in value over time, particularly where those stablecoins are connected to fiat currencies that experience fluctuations, such as the decreasing value of the U.S. dollar due to inflation.
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
•Public keys: A public key is an address that can be used to send and receive digital assets – it is analogous to an email address. Public keys identify a particular blockchain address, but do not enable that address to be unlocked. Instead, public keys act like a mailing address. If you want to receive a digital asset, you must provide the other party with a public key.
•Private keys: A private key is a code that allows the owner to access digital assets located at a particular blockchain and manage the digital assets associated with the public key – it is analogous to a password. If the holder of the digital assets loses or shares a private key, the holder’s digital assets are at risk.
Key Management Solutions: Custodial vs. Self-Custodial—The person or entity that holds the private key for a public wallet address controls the assets stored in that wallet. Private key management solutions generally fall into two broad categories: custodial and self-custodial.
Within a custodial key management structure, a company or platform generates the private keys for their users’ wallets and administers any and all digital assets sent to the addresses tied to those private keys. Custodial key management solutions become custodians of their users’ digital assets and in that respect are extremely similar to centralized banks.
Self-custodial key management is a solution in which a person or entity generates and secures their own private keys, using software or other means, and administers all digital assets that are sent to the address tied to those private keys. Self-
custodial key management solutions are not custodians of digital assets in their users’ wallet, but are merely repositories for the digital assets, similar to the way a physical safe or leather wallet provides a means for people to secure their own wealth. Users are solely responsible for securing the digital assets and the associated cryptographic key information and protecting them from loss, theft or other misuse. See “Item 1A. Risk Factors – Risks to Our Business – Our platform or our
API Providers’ platforms may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams, which could adversely affect our business.”
While the majority of people use custodial key management solutions, we believe that custodial key management solutions serve merely as a temporary bridge between traditional institutionalized financial systems and the financial freedom offered by complete self-custodial control over one’s digital assets.
Blockchain-based Financial Technology—Although the traditional banking system does offer protection against theft through devices such as Federal Deposit Insurance Corporation (“FDIC”) insurance in the United States, banks are typically subject to regulations that provides governmental entities with the ability to freeze or take control of a customer’s bank assets.
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
Most importantly, holders of digital assets that are self-custodial maintain full control of their digital assets. Users of self-
custodial systems do not need to rely on any bank or custodian entity to provide access to their own assets.
Wallets—Wallets are a software-based technology that allows users to manage their private keys that grant access to the blockchain addresses where their digital assets are stored. They do not actually store digital assets the way one might store a twenty-dollar bill in a physical leather wallet. Rather, the digital assets remain stored at a particular blockchain address on the relevant blockchain, as described above in Private and Public Keys.
There are two recognized categories of wallets: hot wallets and cold wallets. Hot wallets are connected to the internet in some way and typically reside on a website, desktop or inside a mobile phone, with the holder’s private keys stored digitally. Typing one’s private key into a hot wallet will “unlock” the digital assets stored at the address identified by the private key so the user can then access the digital assets. Cold wallets are physical devices, not connected to the internet, that store the holder’s private keys. Generally, digital assets stored in hot wallets are more easily accessible; however, access to the internet means that the user must maintain effective internet security practices to protect their wallet. On the other hand, the downside to using cold wallets is they are not as easily accessible and are typically only used for the long-
term storage of digital assets.
Often wallets have cumbersome interfaces, better suited to people who are very familiar with coding and computer processing than to consumers who want a straightforward, easy-to-use interface. For example, the private key that our users must enter to utilize the digital assets in their wallets on the Exodus Platform is an alphanumeric code with hundreds of digits, which, if lost, renders the assets in the wallets lost. In addition, many other wallets do not cover a sufficiently wide variety of digital assets, thereby requiring customers to maintain different wallets for different digital assets. Wallets that provide services like exchanging one digital asset for another can often be challenging to use. More importantly, many of these wallets are operated by centralized exchanges, where the company managing the wallet’s technology also controls the private keys. This means the wallet provider ultimately has control over the digital assets linked to those keys.
In recent years, the U.S. Securities and Exchange Commission ("SEC") and U.S. state securities regulators have stated that certain digital assets or digital asset products may be classified as securities under U.S. federal and state securities laws.
Given the fact-intensive nature of the “security” analysis under the applicable legal standard, and absent any federal legislation providing further legal clarity, there is a lack of certainty with respect to whether a particular digital asset, product, or service will be deemed to be a security by the SEC or by U.S. federal or state courts. A number of enforcement actions and civil lawsuits have been brought in the past against developers, sponsors and issuers of digital assets and digital asset products, as well as against trading platforms that support digital assets, in which the SEC argued that certain digital assets are securities, including certain digital assets supported by the Exodus Platform at that time. Also, several foreign governments have issued similar warnings cautioning that certain digital assets, including certain digital assets supported by the Exodus Platform, may be deemed to be securities under the laws of their respective jurisdictions. For more information regarding the regulatory environment of our industry, see “Item 1. Business – Regulatory Environment.” See
also “Item 1A. Risk Factors – Risks Related to Regulation – Certain digital assets traded using third-party services integrated within our platform or other programs could be viewed as “securities” for purposes of federal or state regulations and could subject us to regulatory scrutiny, inquiries, investigations, fines and other penalties.”
Our Products and Services
Exodus has developed proprietary software, the Exodus Platform. Since the creation of the Exodus Platform, it has been downloaded over 19.2 million times as of December 31, 2025 and was downloaded approximately 3.5 million times during
2025. We offer all versions of the Exodus Platform to users as a free download. The Exodus Platform currently supports fungible cryptocurrency assets ledgered on public blockchains as well as non-fungible tokens ledgered on public blockchains. On desktop and mobile devices alike, Exodus delivers a simple, elegant, and intuitive experience where users can send, receive and store over 700,000 digital assets. Users can also access the services offered and performed by our
API Providers that allow users to engage in services such as digital asset exchanging, fiat onboarding and staking products for over 30,000 digital assets. When signing up for an account on the Exodus Platform, among other requirements, users must certify that they are at least 18 years of age (if a natural person), agree to our Terms of Service, and have read our privacy policy.
Products Offered Directly on the Exodus Platform
The products we offer directly through the Exodus Platform include storing, sending, and receiving digital assets through the wallet functionality. Our users are able to send digital assets by inputting a public blockchain address and an amount to transfer and are able to receive digital assets by providing the sending party with the users’ own public blockchain address.
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
users. We have five international subsidiaries: Proper Trust AG, XO Italia S.R.L., Osmium Canada LTD, Osmium Europe
B.V. and Osmium AU PTY LTD. Osmium Europe B.V. handles all European fiat onboarding agreements.
We also provide consulting services, such as wallet design, and other services, such as Web3 browser functionality and access to decentralized applications. See "Note 2 - Summary of Significant Accounting Policies - Revenue Recognition" to
our consolidated financial statements herein.
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
Pricing Information Offered Directly on the Exodus Platform
The Exodus Platform provides users with information on digital asset prices and other relevant market data, such as news articles and historical pricing where available. This information is independent from the actual digital asset price presented by third-party API Providers in connection with a potential transaction. Exodus does not charge users to access this pricing information, which comes from two industry-leading pricing services: CoinMarketCap, the primary provider, and
CoinGecko, the secondary provider. Exodus uses a third pricing service, CryptoCompare, as an additional verification source but does not display pricing information from CryptoCompare. The Exodus Platform defaults to displaying digital asset prices using the primary provider’s pricing information. The Exodus Platform is designed to only use the secondary provider’s price in place of the primary provider’s price if there is a material variance between the primary and secondary providers’ prices, and certain other conditions are met. A material variance exists if the primary provider’s price differs by
15% or more from the secondary provider. To check for material variances, the Company uses an algorithm to compare the primary and secondary providers' prices for each digital asset every 60 seconds. If there is no material variance between the primary and secondary providers’ prices, the Exodus Platform will display the primary provider’s price. If there is a material variance between the primary and secondary providers’ prices, the Exodus Platform will display the secondary provider’s price, but only after the algorithm confirms no material variance (15%) exists between the secondary provider’s price and the price provided by the additional verification source, CryptoCompare. In addition to checking for material variances between two providers, the Exodus Platform checks for widespread variances that may occur, for example, due to a widespread outage, or 2%, across multiple service providers. A widespread variance is considered to exist if the variance in price across the primary and secondary providers and the additional verification source exists. In this case, the Exodus
Platform will continue to show the primary provider’s most recently available price before the 2% variance occurred and until such 2% variance no longer exists, with the algorithm checking every 60 seconds.
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
\Services Offered and Performed by Our API Providers
We serve third-party API Providers by integrating their services such as digital asset exchanging, fiat onboarding, staking products and sending and receiving functionality into the Exodus Platform through an API agreement. Our business is dependent on the successful integration of these third-party API Providers as the majority of our revenue is earned by charging API Providers fees for services offered to our users. For services offered by API Providers to persons located in the United States, we charge fees based on a volume-based, tiered monthly subscription structure payable to us in arrears once a month. For services offered by API Providers to persons located outside the United States, we generally utilize a transaction-based structure to charge API Providers a percentage of the underlying value of the digital asset transaction. For services provided by API Providers to customers located in the United States, we generally utilize a subscription-based pricing model.
While we do not engage in trading of digital assets on our platform or otherwise engage in the business of effecting transactions in securities for the account of others on our platform, we receive compensation from the API Providers that have connected to our Exchange Aggregator. It is possible that a receipt of compensation based on the percentage of digital assets exchanged could be deemed to be the receipt of transaction-based fees for facilitating transactions in unregistered securities, and that we could be found to be facilitating transactions in unregistered securities or otherwise violating federal and state securities laws, which could have a negative effect on our business, financial condition and results of operations.
Historically, approximately 25% of our volume has been located in the U.S. at any given time. See “Item 1A. Risk Factors
– Risks Related to Regulation – Regardless of the revenue structure for our Exchange Aggregator, we could be deemed a broker-dealer because certain digital assets on the Exodus Platform may be deemed to be securities, and we would likely experience difficulty in complying with the broker-dealer financial responsibility rules.”
Exodus or its subsidiaries maintains agreements with each individual API Provider. Both the transaction-based and subscription-based API agreements that generate substantially all of our total revenue have indefinite terms and may be terminated by us or the counterparty exchange at any time, and without damages, generally upon 30 to 60 days’ prior written notice, depending on API provider. A limited number of legacy API agreements, which were entered into more than 18 months ago, have similar termination provisions but contain a shorter termination notice period, e.g., seven days.
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

Our API Providers as of December 31, 2025 are set forth in the table below, including the jurisdiction of each and the services provided to users of our platform by each, including whether the API provides such services to U.S. persons. We also maintain a list of our API Providers in our Terms of Use on Exodus' website, which we update on a periodic basis. Our
Terms of Use is available through the “Terms of Use” link located at the bottom of our website at www.exodus.com. The information on our website is deemed not to be incorporated in this Annual Report on Form 10-K.

API Provider	Service Provided	U.S. and/or INTL(1)	Jurisdiction
1inch	Exchange Aggregation	INTL	British Virgin Islands
Aeroswap	Exchange Aggregation	U.S. and INTL	British Virgin Islands
ChangeHero	Exchange Aggregation	U.S. and INTL	Hong Kong
Changelly	Exchange Aggregation	INTL	Hong Kong
ChangeNow	Exchange Aggregation	U.S. and INTL	Saint Vincent and Grenadines
Cripto InterCambio	Exchange Aggregation	U.S. and INTL	Seychelles
Dexhunter	Exchange Aggregation	U.S. and INTL	Saint Vincent and Grenadines
Exolix	Exchange Aggregation	U.S. and INTL	Ukraine
Jupiter	Exchange Aggregation	U.S. and INTL	Singapore
LI-FI	Exchange Aggregation	U.S. and INTL	Germany
n.Exchange	Exchange Aggregation	INTL	Republic of the Marshall Islands
Rango	Exchange Aggregation	U.S. and INTL	Dubai, UAE
SimpleSwap	Exchange Aggregation	U.S. and INTL	Saint Vincent and Grenadines
Switchain	Exchange Aggregation	INTL	Republic of the Marshall Islands
Everstake	Staking	INTL	England
Blockchain.com	Fiat Onboarding	U.S. and INTL	USA
Coinme	Fiat Onboarding	U.S.	USA
MoonPay	Fiat Onboarding	U.S. and INTL	Singapore
Onramper Technologies	Fiat Onboarding	U.S. and INTL	Netherlands
PayPal, Inc.	Fiat Onboarding	U.S.	USA
Ramp Swaps	Fiat Onboarding	U.S. and INTL	England
Robinhood	Fiat Onboarding	U.S.	USA
SardineAI	Fiat Onboarding	U.S. and INTL	USA
Bitrefill(2)	Affiliate Revenue	U.S. and INTL	Sweden
Magic Eden	Affiliate Revenue	U.S. and INTL	USA
Trezor	Affiliate Revenue	INTL	Czech Republic
(1)API Providers are subject to legal and regulatory restrictions depending on the laws of the jurisdictions in which they operate. Services offered by API Providers may vary by jurisdiction, including variances in the number and type of services offered by API Providers to persons located outside of the U.S. as compared to services offered to persons located within the U.S. For example, MoonPay offers Uniswap (UNI) to its non-U.S. customers but does not offer UNI in the United States. In addition, even within the United States, services offered by API Providers may vary from state to state depending on applicable law. We have no control over an API Provider’s decision to provide certain services in a specific jurisdiction or over an API Provider’s decision to discontinue providing services in any jurisdiction.
(2)In 2024, Bitrefill ceased its operations.
The principal services offered and performed by our API Providers are described below.
Exchange Aggregation—The Exodus Platform is accessible through our desktop, browser extension, and mobile platforms where users may access the services that are offered and performed by our API Providers that allow users to engage in digital asset exchanges for over 30,000 digital assets without having to access centralized exchanges or trade across multiple order books, depending on API Provider, availability and jurisdiction.

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
The API Provider selected for each swap request is determined by an algorithm developed by Exodus, but Exodus has neither control nor discretion over any specific user transaction and users are free to consummate digital asset transactions away from the Exodus Platform. The algorithm designed to identify which API Providers support the asset pair (not every
API Provider offers services for all 30,000 digital assets) and which API Provider provides the best pricing. The user that requests the Exchange Aggregator to provide proposed trade pricing information receives a message specifying how much of the swapped asset they will receive in exchange for the user’s original digital asset, and the fees to be charged by the
API Provider. Users may utilize the digital asset pricing information independently offered on the Exodus Platform to compare an API Provider’s proposed trade pricing information the user receives through the Exchange Aggregator. Once a user “clicks” on the Exchange Aggregator to connect with an API Provider exchange that is algorithmically selected to complete the desired swap, Exodus has no further involvement or role in the ultimate transactions that occur between users and API Providers. Moreover, Exodus does not know, or independently conduct diligence with respect to, the third parties with which our API Providers contract, including the exchanges and market makers with which our API Provider’s contract to support the services they provide to their users (including any users from the Exodus Platform), and Exodus does not know the jurisdictions in which those third parties operate. As a result, we cannot assure users as to the processes and procedures our API Providers use to engage such third parties, which exposes Exodus Platform’s users to risk that such third parties may fail to operate as reasonably expected. See “Item 1A. Risk Factors – Risks Related to Our Business – We
do not conduct diligence with respect to the exchanges, market makers and other third parties our API Providers may contract with to conduct the services they provide to our users.”
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
Since the creation of the Exodus Platform, our users have used our API Providers’ services to swap $24.9 billion of digital assets as of December 31, 2025. During 2025, our users used our API Providers’ services to swap $6.9 billion of digital assets. See “Note 3 - Revenue Recognition” to our consolidated financial statements included in this report for more information on the Company’s revenues disaggregated by geography, based on the addresses of the Company’s API
Providers.
Fiat on and off-ramps—Fiat on-ramps, powered by API Providers, such as Ramp network, facilitate an exchange for users to buy digital assets with fiat currency through bank transfer, credit or debit card and Apple Pay. Where available, users can access these services to use 33 different fiat currencies, including major currencies such as the U.S. dollar, Euro, and
British pound sterling, to buy digital assets. Through our API Providers, users can sell digital assets for fiat currency and transfer such currency to their bank account utilizing the off-ramp, which is currently powered by API Providers such as
MoonPay, Coinme, and Sardine. Users can exchange U.S. dollar, Euro, and British Pound Sterling for digital assets via
MoonPay where available.
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
When a user desires to proceed with the purchase of digital assets with, or the exchange of digital assets for fiat currency, the Exodus interface connects the user with our third-party API Providers to carry out the transaction. The user leaves the
Exodus Platform and is sent to the API Provider’s platform. To effectuate a transaction, a user must have an established account with the applicable API Provider, including completing the specific API Provider’s Know Your Customer
("KYC") process, see “Item 1. Business – Know Your Customer and Know Your Business Programs – KYB Program For
API Providers and Vendors.”
If the user is selling digital assets for fiat currency:
(1)Once the user establishes an account with the API Provider, including providing the relevant banking information, the user may then confirm the fiat currency and digital assets it desires to transact in and the API
Provider provides the user with proposed pricing information to effectuate the exchange. API Provider pricing information, including the fees charged to users for services, are determined by the API Provider on a transaction-by-transaction basis and may be subject to change based on the contractual terms between the user and API Provider. As a general matter, the API Provider will present the user with a total price to consummate the transaction. That total price provided to the user will generally include an overview of the following individual amounts: (a) the amount of the digital asset to be sold; (b) the total amount of fiat currency to be received upon the sale of the specified digital assets; (c) the fiat currency to digital asset exchange rate; and (d)
any applicable fees associated with the transaction, including the fees associated with the cost of transferring such digital assets.
(2)The user then decides if they want to fulfill the order.
(3)If the user is exchanging digital assets for fiat currency, the API Provider returns an address where the digital assets should be sent, along with the amount of digital assets the user must send. The user signs a transaction that sends their digital assets to the API Provider, which are stored on the relevant blockchain, initiating the exchange of the digital asset for fiat currency.
(4)The API Provider will deposit the fiat currency into the bank account provided by the user.
If the user is buying digital assets with fiat currency:
(1)Once the user establishes an account with the API Provider, including providing the relevant banking information, the user may then confirm the fiat currency and digital assets it desires to transact in and the API
Provider provides the user with proposed pricing information to effectuate the exchange. Pricing information, including the fees charged for its services, are determined by the API Provider and may be subject to change based on the contractual terms between the user and API Provider. As a general matter, the total price provided to and paid by the user will generally include an overview of the following individual amounts: (a) the digital asset to fiat currency exchange rate; (b) the amount of digital assets to be received upon purchase with the corresponding fiat currency; and (c) any applicable fees associated with the transaction, including any fees associated with the cost of transferring digital assets.
(2)The user then decides if they want to fulfill the order.
(3)If the user is exchanging fiat currency for digital assets, the API Provider receives the deposit address, or public key, from the user through the API for the specific digital asset the user desires to purchase (e.g., ETH).
(4)The API Provider initiates the authorized transfer of fiat currency from the bank account provided by the user.
Once the fiat payment is complete, the API Provider sends the digital assets to the user’s Exodus wallet.
Staking—Staking allows users to “stake” supported digital assets held in their Exodus wallets by participating in blockchain validation through a third-party API Provider, Everstake. Everstake is a self-custodial staking platform, which means it is designed to allow users to maintain possession over their assets while staking and the terms of the staking products are only the terms immutable to the specific blockchain. Users can instruct Everstake to unstake most supported digital assets at any time. However, users can only access or withdraw staked digital assets once the unstaking period is complete. The unstaking period refers to the time period between the initial unstaking instruction and the point in time when digital assets become available to transfer or sell following an instruction to unstake. This varies depending on the specific blockchain. Customers may not be eligible to earn staking rewards during the unstaking period. For example, in accordance with the parameters of the Cosmos ("ATOM") blockchain, users staking ATOM are required to wait 21 days from the unstaking instruction date before they can access or withdraw their ATOM coins. Staking for the following assets is available through Everstake: Ethereum, Solana, Tezos, Cardano, Aptos, Polygon, Cosmos, Kava ("KAVA"), Injective
("INJ"), Axelar, and Osmosis ("OSMO"). Exodus receives a monthly subscription fee from Everstake. In accordance with the parameters of both the Ontology and VeChain blockchains, staking occurs on-chain without any involvement from
Exodus or Everstake, and as a result, we do not receive any fees when users stake their digital assets on the Ontology and
VeChain blockchain. Users who hold Algorand must stake through the Algorand governance portal, and we do not receive any fees for any digital assets staked through the Algorand governance portal.
Auto restaking is a feature that allows users to pre-authorize staking of rewards earned on assets without manually claiming and restaking their rewards. Auto restaking on the Everstake platform is available for the following digital assets: ATOM,
KAVA, INJ and OSMO. Using ATOM as an example, if a user enables auto restaking, its earned ATOM rewards will automatically be staked when its wallet has at least 0.25 ATOM in unclaimed rewards without manually claiming and restaking its rewards. If a user has more than 0.25 ATOM in unclaimed rewards in its wallet, they will automatically be staked. Because this restaking is a pre-authorization of blockchain transactions in accordance with the staking protocols of the blockchain, the user will incur standard blockchain network fees, but there are no fees charged by Everstake or Exodus in connection with this pre-authorization. While auto restaking is active, users cannot manually claim rewards, but if users prefer to manage their ATOM rewards manually, they can disable auto restaking at any time. Auto restaking will expire after 1 year, at which point users will be prompted to enable it again.

Specific Blockchain Design Elements for Proof of Stake Digital Assets
Digital Asset	Time Period Between Unstaking Instruction and Completion of Unstaking Period, According to the Rules of the Underlying Blockchain
Ether	Approximately 7-21 Calendar Days
Solana	Approximately 2-4 Calendar Days
Tezos	Instant
Cardano	Instant
Aptos	Up to 30 Calendar Days
Polygon	Approximately 3-4 Calendar Days
Cosmos	21 Calendar Days
Kava	21 Calendar Days
Injective	21 Calendar Days
Axelar	Up to 7 Calendar Days
Osmosis(1)	14 Calendar Days
Ontology(2)	Between 16 hours and 41 Calendar Days
VeChain(3)	N/A Unstaking Not Required
Algorand(4)	N/A Unstaking Not Required
(1)In 2025, Osmosis ceased its staking protocols.
(2)In 2025, Ontology ceased its staking protocols.
(3)In accordance with the parameters of the VeChain blockchains, digital asset “staking” happens passively, and staking rewards are automatically distributed to all users of
VET so long as the user’s wallet supports VET. The Exodus wallet supports VET. In light of VET’s blockchain protocol, VET holders are not required to stake or unstake these digital assets.
(4)Algorand staking requires participation in the Algorand community governance process. To receive staking rewards pursuant to this process, users must participate in the governance process for at least three months, but users retain full access to their Algorand during this time period.

According to the design of the underlying network staking protocols, the holder determines the amount of digital assets to stake, retains full control and ownership of the digital assets, and can request to unstake them as described above. Exodus does not have any contact with, control over, or ability to take control of any digital assets that a user stakes. In general, the risks to users who utilize the staking products offered on the Everstake platform are limited to the risks involved with cryptocurrency and can depend on the specific blockchain. For example, the 21-calendar-day waiting requirement to unstake Cosmos can open users to risks in terms of penalties, or “slashing,” if the relevant activities are not performed correctly (e.g., if the staker, delegator, or baker acts maliciously on the network, “double signs” any transactions or experience extended downtimes) and market volatility (e.g., a user may lose money if the value of Cosmos drops while its
Cosmos is staked or during the period following an unstaking instruction but prior to completion of the unstaking), which is an inherent risk to staking, including staking on the Cosmos blockchain.
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
Elevate Technology—We are committed to investing in product development that enhances functionality of the Exodus
Platform. Our regular software updates enable us to respond to user evaluations of our products on a rapid timetable. We believe that, over time, traditional financial assets, services and experiences will migrate to using blockchain technology and we are building for that eventuality. We also believe that people and entities will want the flexibility to keep their wealth as digital assets, particularly Bitcoin, Ether and stablecoins, instead of only in fiat currencies. Exodus’ API
Providers provide the connection with the exchanges, and because the Exchange Aggregator essentially eliminates the interim step of having to first convert the digital asset proposed for a transaction to Bitcoin (or other intermediate digital asset), the Exodus Platform is asset agnostic, meaning it can operate irrespective of the type of digital asset as opposed to asset or blockchain specific platforms that limit users to a particular asset or blockchain. In this sense, the Exchange
Aggregator is asset agnostic, in an information technology context, because it connects with an API Provider exchange that is algorithmically selected to complete the desired swap function without requiring an intermediate digital asset. The
Exchange Aggregator allows users to swap one digital asset for another without having to send digital assets to and from centralized exchanges or trade across multiple order books. For example, if a customer wants to swap ETH for Tether using one of Exodus’ API Providers, this trade can be easily executed – see "Item 1. Business – Our Products and Services –
Exchange Aggregation." This Exchange Aggregator process differs compared to a centralized exchange where a user may have to trade ETH for Bitcoin and then Bitcoin for Tether. The Company currently supports fungible cryptocurrency assets ledgered on public blockchains as well as non-fungible tokens ledgered on public blockchains.
Grow the Core—We are focused on growing the number of services provided on our platform by targeting the integration of diverse API Providers into the Exodus Platform. In addition, we also are working to grow the depth of API Providers who contribute similar services within the Exodus Platform. This is expected to provide several benefits including, but not limited to:
•Expanded geographic coverage. Limitations of regulatory and licensing requirements in certain jurisdictions may have less impact on our user experience;
•Increased service uptime. Individual API Providers can experience downtime which directly impacts their ability to provide services to our users. Having multiple API Providers may allow for redundancy and improved uptime;
and
•More competition among API Providers. API Providers compete to provide the best offering, often translating to the best cost or lowest price, for our users.
Diversify our products and services—The integration of third-party apps allows us to diversify our user base, expand our product offerings and maintain more than one source of revenue. Where permitted, each new app provides us with an opportunity to monetize our platform through commissions and fees paid by API Providers or other means. When determining whether to integrate an app into our platform, one of our top priorities is a consistent, high-quality user experience by maintaining the Exodus interface and the ease of use that our users expect from Exodus products. We believe that apps will be essential in bringing digital assets into mainstream use; exposing our user base to digital asset apps directly within their wallet will increase engagement and encourage users to continue using our products.
Grow Business-to-Business Partnerships—We generate revenue through our XO Swap product offering by delivering our
Exchange Aggregator technology to partner companies. In addition, we launched our Passkeys Wallet product offering in
July 2024 to enhance our onboarding capabilities and integration potential. We intend to develop more product offerings and to continue to invest in our Passkeys technology to grow our business-to-business partnerships. See the section titled
“Business-to-Business Partnerships” in Part II, Item 7 of this report for additional information.
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
Sales and Marketing
Historically, we have made minimal use of traditional marketing and advertising platforms but instead have chosen to create high-quality content on our YouTube channel. This content highlights digital assets accessible on the Exodus
Platform and is designed to give users access to dynamic content that anticipates their questions, feeds their curiosities, and gives them our honest assessment of these digital assets. Our effort to deliver the best user experience and support for digital assets has led to the majority of our user acquisitions coming from word-of-mouth. During the year ended December
31, 2025, we increased spending on website advertisements targeted at digital asset focused spaces and on online platforms, such as the App Store, and marketing agency expenses. We continue to evaluate our marketing strategy, and in the future, may decide to refocus the current strategy to a more competitive approach, which would be expected to further increase marketing-related expenses.
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
Our current and potential competitors include a number of different types of companies, including:
•Exchanges that specialize in digital assets and offer a self-custodial wallet solution;
•Digital asset wallets;
•Banks, non-depository trust companies and other chartered financial institutions that offer digital asset custody services; and
•Exchanges or other FinTech companies with substantial infrastructure and market share that decide to and may be legally able to offer digital assets.
We believe that the principle competitive factors in our market are:
•platform features, quality, functionality and design;

•product pricing;
•breadth of features offered by a platform;
•quality of user support;
•security and trust;
•brand awareness and reputation;
•ease of adoption and use;
•accessibility of platform on multiple devices;
•user acquisition costs; and
•range of supported digital assets.
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
Digital Asset and Stablecoin Holdings
We hold digital asset and stablecoin holdings for our own account. As of December 31, 2025, a significant portion of
Exodus’ treasury consisted of digital assets and stablecoin holdings held for our own account. The following is a breakdown of our holdings as of December 31, 2025 (in units):

Wallet	Bitcoin(1)	Ether(1)	USDC(1)	DLLR(1)	Solana(1)	Other(1)
Self-Custody	547	3	33,620	100,401	12,473	172,085,389
Custodial	1,157	1,895	188,360	-	-	3,827
Total	1,704	1,898	221,980	100,401	12,473	172,089,216
(1)Units refer to the number of tokens held. For the fair value of the digital asset as of December 31, 2025, see “Note 6 - Intangible Assets” to our
consolidated financial statements included in this report.
For those digital assets held on an exchange, we held such assets on Coinbase, Circle, and other similar custodial solutions as of December 31, 2025. As a result, if these assets are lost or stolen, we may suffer a loss with respect to our digital asset holdings, and we may not be able to recover any of our carried value in these digital asset holdings. See “Item 1A. Risk
Factors – Risks Related to Our Business – Our holdings of digital assets expose us to exchange, security, valuation and liquidity risks, which could negatively affect us.” Our future earnings and cash flows will be impacted if we choose to monetize our digital assets and the variability of our earnings on these transactions will be dependent on the future fair value of such digital assets.
As of December 31, 2025, we held 14% of wallets and their associated keys in cold wallets. We do not have a policy regarding the percentage of private keys we hold in cold wallets, but we evaluate the location of our digital asset holdings on a case-by-case basis based on expected time to liquidity, the type of digital asset and custodial and non-custodial options available and the security options surrounding each.

For those assets held self-custodially, Exodus maintains a number of security measures to manage and protect private keys, including, but not limited to, the use of cold wallets, multi-signature protocols, access limited to select senior executives and finance personnel, and various physical safeguards such as geographic dispersion throughout North America of private keys. Exodus does not maintain insurance that covers its digital assets, whether held on Exchange or held self-custodially, in the case of loss or fraud. See “Item 1A. Risk Factors – Risks Related to Our Business – If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any of our digital assets, it could cause regulatory scrutiny, reputational harm and other losses.”
Exodus receives its revenues primarily in Bitcoin and USDC but accepts a wide range of digital assets and USD. Network fees and other expenses, such as gas fees, related to the transfer of the digital assets from the API to the self-custody wallets are typically paid by the sender. Exodus records digital assets at their fair value at the time they are received. Exodus monitors the allocation between digital assets and fiat-based holdings and may rebalance its treasury from time to time based on market conditions, liquidity needs, and its business, financial condition, results of operations, and cash flows. Due to fluctuations in digital asset prices, our heavy use of Bitcoin in our receivables as well as for payment of certain expenses such as salaries, and corporate income tax considerations, we from time to time rebalance based on market conditions and our business, financial condition, results of operations and cash flows. Fiat-based holdings were impacted by certain acquisition related activity during 2025 including the loan receivable from W3C Corp.  See “Note 5 - Loan Receivable,
Net” to our consolidated financial statements for further discussion. As of December 31, 2025 and 2024, we had a 3/97%
and 26/74% split between liquid assets and digital asset holdings, respectively. We assess our holdings, including our splits between liquid assets and digital assets, on at least a quarterly basis.
The table below shows the fair value of our holdings as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	4,938	37,883
USDC	222	12
Treasury bills	—	30,490
Bitcoin	149,164	181,238
Ether	5,633	8,847
Solana	1,552	4,628
Other digital assets	98	1,646
Total treasury	161,607	264,744
Percentage of Holds:
Cash and cash equivalents / treasury bills	3%	26%
USDC and digital assets	97%	74%
Digital assets received as payment, other than Bitcoin, Ether, and Solana, are sold at or within a few days of receipt. Digital assets sold for fiat are primarily sold using standard business accounts we maintain on Coinbase, Kraken, and LMAX
Digital, with the exception of USDC, which is sold using a standard business account with Circle. We consider the terms of our contracts with Kraken, Coinbase, LMAX Digital, and Circle to be in accordance with customary industry practice and accepted forms of such contracts, including with respect to the segregation of our assets from other customers’ assets.
Human Capital Management
As of December 31, 2025, we had approximately 215 full-time equivalents (“FTEs” or “team members”). FTEs include
U.S.-based employees, U.S. expatriate employees and non-U.S. independent contractors who perform services for the company. Of our FTEs, approximately 150 are located outside the United States in approximately 50 countries located on six different continents. As of December 31, 2025, other than the United States, Exodus had no more than 10% of its team members in any one jurisdiction. All team members are paid exclusively in Bitcoin.
References to “employees” refer to U.S.-based employees and U.S. expatriate employees and excludes non-U.S.
independent contractors. The basis for compensation for employees and for FTEs is U.S. dollars and is settled in Bitcoin at the time of payment. In connection with the compensation of our employees, we make two payments: (1) we reimburse
TriNet, a professional employer organization with which we have entered into a co-employment relationship, in U.S.
dollars for employee expenses associated with payroll and benefits administration and pay TriNet an administrative fee in

U.S. dollars for its services; and (2) for our team members, we deposit Bitcoin into the team members’ cryptocurrency wallet address.
None of our team members are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our team members to be good.
Uncertainty and Volatility in the Digital Asset Markets
In recent years, there have been well-known digital asset market participants who have declared bankruptcy including
Celsius Network, Voyager Digital Ltd., Three Arrows Capital and FTX. In response to these events, the digital asset markets, more specifically Bitcoin, have experienced extreme price volatility, resulting in a loss of confidence in participants of the digital asset ecosystem. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX formerly engaged in significant trading activity. The FTX app was available on the Exodus Platform until it was removed in November 2022. In addition, as of December 31, 2025, Clifton Bay
Investments LLC, formerly known as Alameda Research Ventures LLC, which filed for bankruptcy in November 2022, owned 17.6% of our Class A common stock. As of December 31, 2025, all associated shares previously held by Clifton
Bay Investment LLC were held with FTX Recovery Trust. Continued price volatility, negative publicity, the lack of standardized regulation and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government investigations or fraud may further reduce confidence in digital asset exchange networks and result in a negative impact on our business. It is not possible to predict at this time all of the risks these events may pose to
Exodus, our service providers, our API Providers or on the digital asset industry as a whole.
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
or international law, the jurisdictions material to our business for the year ended December 31, 2025 based on (i) the total dollar value of user transactions with our API Providers were the United States, Great Britain, France, and Germany and
(ii) revenue from our API Providers were the Republic of the Marshall Islands, Hong Kong, the British Virgin Islands, the
Seychelles and Saint Vincent and Grenadines, see “Note 3 - Revenue Recognition” to our consolidated financial statements included in this report.
The laws and regulations governing our core business as an un-hosted self-custody wallet provider are currently undeveloped, including the laws and regulations in the jurisdictions material to our business. However, as digital assets, blockchain technologies and digital asset exchanges continue to expand in popularity and market size, laws and regulations governing self-custody wallet providers like Exodus may also develop. The laws and regulations (and interpretations thereof) pertaining to digital assets, blockchain technologies, digital exchanges and generative artificial intelligence (“AI”)
and related technologies are rapidly evolving and increasing in scope. Changes in government regulation of our business has the potential to materially alter our business practices and our profitability. Depending on the jurisdiction, those changes may come about through the issuance of new laws and regulations or in the application of existing laws and regulations by a court, regulatory body or governmental official. For example, in jurisdictions outside of the United States, the international rules, regulations and laws that may have an impact on our business primarily relate to privacy, data protection and cybersecurity, such as the European General Data Protection Regulation of April 27, 2016 (Regulation (EU)

2016/679) (the “GDPR”) and the GDPR as incorporated into United Kingdom law pursuant to the European Union
(Withdrawal) Act 2018 (the “U.K. GDPR”). Sometimes those changes may have both a retroactive and prospective effect.
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
Department of the Treasury ("USDOT"), Office of Foreign Assets Control (“OFAC”), our business activities are subject to various restrictions related to the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and require authorization for the export of certain encryption items. The Company has processes in place regarding geo-blocking technology that are designed to block the Exodus Platform’s availability in jurisdictions subject to U.S. comprehensive sanctions, namely the Crimea region and so-called Donetsk People’s Republic and Luhansk People’s Republic in Ukraine, Cuba, Iran, North Korea, and Syria. The Company also uses geo-blocking technology designed to block the availability of API integrations for third-party crypto-to-crypto exchange services in the states of New York and Washington. In addition, the Company maintains a blacklist that functions to prevent transactions between third-party APIs and sanctioned cryptocurrency wallet addresses. The Company has also implemented an automated OFAC sanctions list search in its customer support system, which operates in instances where wallet holders have provided their names.
To support our efforts to comply with regimes that are or may become applicable to us, we monitor these areas closely and invest significant resources in our legal, compliance, product, and engineering teams to help evolve our business practices to comply with the current laws, regulations, and legal standards to which we are subject, as well as to plan and prepare for changes in interpretations thereof, as well as additional laws, regulations, and legal standards that are introduced in the future. For example, our internal legal and compliance team has expanded substantially over the past three years.
Securities Laws and Regulations
In recent years, the SEC and U.S. state securities regulators have stated that certain digital assets or digital asset products may be classified as securities under U.S. federal and state securities laws. Due to the fact-intensive nature of the “security”
analysis under the applicable legal standard, there is a lack of certainty as to whether a particular digital asset, product, or service will be deemed to be a security by the SEC or by U.S. federal or state courts. While we do not engage in trading of digital assets for the account of others on our platform or otherwise engage in the business of effecting transactions in securities for the account of others, we receive compensation from the API Providers that have connected to our Exchange
Aggregator. For services offered by API Providers to persons located in the United States, we charge fees to API Providers utilizing a volume-based, tiered monthly subscription structure payable to us in arrears once a month. For services offered by API Providers to persons located outside the United States, we generally utilize a transaction-based structure to charge
API Providers a percentage of the underlying value of the digital asset transaction. See “Item 1A. Risk Factors – Risks
Related to Regulation – Regardless of the revenue structure for our Exchange Aggregator, we could be deemed a broker-
dealer because certain digital assets on the Exodus Platform may be deemed to be securities, and we would likely experience difficulty in complying with the broker-dealer financial responsibility rules.”

We have policies and processes in place to determine whether the services that users can obtain from our API Providers related to the supported digital assets held in users’ Exodus wallets are securities under U.S. federal securities law. These policies and processes support a risk-based compliance review process and involve members of our legal and compliance team, as necessary. In certain circumstances, we may consult external counsel to assist in evaluating regulatory matters. In addition, in our API Provider contracts, we require that API Providers represent that they are in compliance with all U.S.
laws, which would include U.S. federal securities laws. While we do not make determinations as to whether particular digital assets held in users’ Exodus wallets constitute securities, we maintain a compliance framework intended to address applicable legal and regulatory requirements in connection with services offered to users in the United States. See “Item 1.
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
Know Your Customer ("KYC") and Know Your Business ("KYB") Programs
The Bank Secrecy Act ("BSA") and the implementing regulations issued by the Financial Crimes Enforcement Network
("FinCEN") impose anti-money laundering obligations on financial institutions, including money transmitters. Neither the
BSA nor the FinCEN implementing regulations offer any clarity as to whether companies that provide unhosted cryptocurrency wallets should be characterized as money transmitters. In its May 2019 guidance (the “FinCEN Guidance”), however, FinCEN said generally, that an unhosted cryptocurrency wallet is software hosted on a person’s device that allows the person to store and conduct transactions in cryptocurrency and that unhosted wallets are not included within the definition of money transmitter.
Exodus is an unhosted wallet, as described in the FinCEN Guidance, and does not engage in transfers of funds on behalf of users. Accordingly, Exodus does not have an obligation to perform, nor to engage a third-party to perform, KYC or Anti-
Money Laundering ("AML") procedures on its users in connection with opening an unhosted wallet on the Exodus
Platform. See “Item 1A. Risk Factors – Risks Related to Our Business – Our platform or our API Providers’ platforms may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams, which could adversely affect our business.”
OFAC Screening For Users Receiving Gift Cards and USDC Distributions
From time to time, to help maintain our brand and reputation, we distribute gift cards and USDC to users if an issue arises with the Exodus Platform. Prior to receiving any gift cards or USDC in connection with this brand reputation program, our legal and compliance team must conduct an OFAC screening to check entities and persons against the denied party lists maintained by the OFAC.
KYB Program For API Providers and Vendors
The Company conducts KYB diligence with respect to vendors we use and our API Providers. The Company utilizes and relies on tools from Chainalysis, a blockchain analysis firm, Veriff, an identity verification platform, and
ComplyAdvantage, an entity that performs sanctions and adverse media screenings. We maintain agreements with these third parties on whom we rely for assistance with our KYB procedures and consider the terms of such agreements to be in accordance with customary industry practice and accepted forms of such commercial contracts. Before entering into any new transaction, agreement, or other business relationship with an API Provider or vendor, and on an ongoing basis during the Company’s relationship with such API provider or vendor, we use in-house and third-party service providers to perform a KYB analysis on the ultimate beneficial owner of the relevant entity. The procedures for this analysis include, but are not limited to, screening the actual prospective party to the agreement and also any individuals or entities beneficially owning more than 25% of the prospective party (and, if appropriate, such party’s crypto-asset network addresses), against various sanctions lists. In addition to initial and ongoing sanctions screenings, the Company performs ongoing adverse media screenings on our vendors and API Providers. These screenings locate negative news, including, but not limited to reports of financial crime, human trafficking, drug trafficking, terrorist financing, fraud, bribery, corruption, and any other adverse media that could subject us to regulatory or reputational risk. Our internal KYB policy also outlines various procedures for documenting, reporting and responding to potential violations of applicable sanctions rules, along with procedures for assessing business relationships with API Providers or vendors that have been the subject of sanctions violations.

Pursuant to the Company’s agreements with our API Providers, the API Providers represent to the Company that they have
AML, KYC and other procedures reasonably designed to prevent their platform from being used to facilitate money laundering, terrorist financing, and other illicit activities, or to do business in countries or with persons and entities included on designated country or person lists promulgated by the OFAC and equivalent authorities in other countries. The
Company relies on the representations, warranties, covenants, and agreements of the API Providers contained in the API agreements (forms of which are attached to this Amended Registration Statement) and, other than the KYB diligence conducted on our API Providers and absent any perceived or known issue that may warrant an independent verification, the
Company does not independently investigate or verify the assertions and representations made by the API Providers, including regarding the API Providers representations as to its AML, KYC and other procedures.
Compliance Procedures Related to the Sale, Acquisition and Distribution of Digital Assets For Our Own Account
For the sale or acquisition of digital assets for our own account, such transactions would occur on the Coinbase, Kraken, or
Circle exchanges where we hold digital assets for our own account. For Coinbase, Kraken, and Circle, we must comply with the customer KYC, onboarding and periodic review processes for corporate customers.
We also receive digital assets as payment. Digital assets received as payment, other than Bitcoin, Ether, and Solana, are typically sold at or within a few days of receipt. Digital assets sold for fiat are primarily sold using standard business accounts we maintain on the Coinbase and Kraken exchanges with the exception of USDC which is sold using a standard business account with Circle. We consider the terms of our contracts with Kraken, Coinbase, and Circle to be in accordance with customary industry practice and accepted forms of such contracts, including with respect to the segregation of our assets from other customers assets and the policies and procedures such exchanges have in place regarding AML, KYC and other procedures.
Regarding the distribution of digital assets from our own account, we use Bitcoin and other digital assets for payment of certain expenses such as salaries or payments to third-party vendors. Prior to receiving Bitcoin for payment, third-party vendors must have completed the KYB diligence process. From time to time, to help maintain our brand and reputation, we also may distribute digital assets to users if an issue arises with the Exodus Platform.
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
Available Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and
amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge at https://www.exodus.com/
investors/sec-filings/all-sec-filings when such reports are available on the SEC’s website. The Company periodically provides certain information for investors on its corporate website, https://www.exodus.com, and its investor relations website, https://www.exodus.com/investors. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors
Investing in or maintaining your investment in our common stock involves risk. You should carefully consider each of the risks and uncertainties set forth below as well as the other information contained in this report before deciding to invest in our securities. The following summarizes management’s beliefs and opinions as to the material factors that could make an investment in our common stock risky or speculative. We have grouped our Risk Factors under captions that we believe describe various categories of potential risk. For the reader’s convenience, we have not duplicated risk factors that could be included in more than one category. These risk factors do not describe all of the risks that we face, as we could also be impacted by factors that we currently consider to be immaterial, that are not presently known to us, or that are generally applicable to most companies. Any of the following risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, liquidity and/or cash flows and the impact could lead to a decline in the trading price of our common stock or be compounded if multiple risks were to occur. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future.
Summary of Risk Factors
Risks Related to Our Business
•Our profitability is dependent on our ability to attract, maintain and grow our user base, as well as maintaining our brand or reputation. We may not grow in line with historical rates.
•Our success depends on the success of our third-party service providers, and disruptions in our agreements with these providers may adversely affect our business, results of operations and financial condition.
•In the event of errors, misconduct, negligence, or failures by our management team, our employees or contractors, or third-party service providers, our business may be adversely impacted.
•Our business could be negatively impacted by cybersecurity threats and other disruptions.
•The third-party platforms on which users swap digital assets may be unregulated or may not be in compliance, and, therefore, may be more exposed to fraud and security breaches than established, regulated exchanges.
•Operational problems or failures by digital asset-related businesses and fluctuations in digital asset prices may reduce confidence in these venues or in digital assets generally.
•Digital asset exchanges may be exposed to front-running, wash trading or other manipulative practices.
•Sending and receiving digital assets from a user’s Exodus wallet involve risks, which could result in loss of a user’s assets, which are not insured. We could thus be adversely affected if users blame the Exodus Platform.
•If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any of our digital assets, it could cause regulatory scrutiny, reputational harm and financial losses.
•Some of our technology incorporates or utilizes software released under the terms of “open source” licenses, which could subject us to possible litigation and be used by competitors.
•Disputes with our users and third parties could be costly, time-consuming and harm our business and reputation.
•We face intense and increasing competition, and may not be able keep pace with technological developments that are attractive to our current and prospective users, which could adversely affect us.
•If we fail to manage our growth, it could harm our business operations, corporate culture, and competitiveness.
•We may be unable to raise additional capital needed to grow our business.
•We periodically pursue strategic transactions, which could be difficult to identify and implement, and could disrupt our business or change our business profile significantly.
•Our holdings of digital assets, including the markets for Bitcoin, Tether, Ether and USDC, could expose us to exchange, security, valuation and liquidity risks, which could negatively affect us.
•Staking poses risks to our users’ assets which, in turn, may damage our brand and reputation, discourage existing and future customers from utilizing Everstake’s services, and adversely impact our staking revenue.
•Our platform or our API Providers’ platforms may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams, which could adversely affect our business.
•Our users may be exposed to an API Provider experiencing insolvency or bankruptcy, which could adversely impact our business, operating results, and financial condition.
•We do not conduct diligence with respect to the exchanges, market makers and other third parties our API
Providers may contract with to conduct the services they provide to our users.
•Our success depends on our ability to attract and retain key technical, user support and management personnel while supporting the onboarding and career development of our team members.
•If we are required to reclassify independent contractors as employees, we may incur additional costs and taxes which could adversely affect us.
•Our international operations expose us to additional risks and failure to manage those risks could materially and adversely impact our business.

•Operational cost may exceed the award for solving blocks or transaction fees. Increased transaction fees may adversely affect the usage of the Bitcoin network.
•Our business could be adversely impacted by the decision of foreign governments, internet service providers or others to block transmission from IP addresses on which our platform depends.
•We are subject to changes in tax laws, treaties or regulations in various jurisdictions.
•We may spend significant resources deploying new products, which may fail to attract widespread adoption and adversely affect our business, and may incorporate AI technologies into some of our products or processes.
These technologies may present business, compliance, and reputational risks.
•Fluctuations in interest rates, and rapidly changing interest rate environments could reduce expected revenues and otherwise result in reduced profitability.
Risks Related to Our Industry
•Due to the unfamiliarity or negative publicity associated with digital assets, confidence or interest in digital asset platforms may decline which could adversely affect our business, results of operations and financial condition.
•The new and rapidly evolving market for digital assets and services is subject to a high degree of uncertainty.
•Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in digital asset-related activities.
Risks Related to Regulation
•We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
•The regulatory regime governing stablecoins, blockchain technologies, digital assets and securities is uncertain and new regulations or policies may materially adversely affect the development of the Exodus Platform.
•We have made legal determinations as to whether our business, products, or services are in scope of various U.S.
and international laws and regulations, including whether certain digital assets traded using third-party services integrated within our platform or other programs could be viewed as “securities." We face potentially material legal, financial, and other risks to the extent a regulator disagrees with one or more of these determinations, including the possibility of being deemed as a broker-dealer, in which we would likely experience difficulty in complying with the broker-dealer financial responsibility rules.
•Regardless of the revenue structure for digital asset staking offered through Everstake, we could be deemed a broker-dealer if the services that users can obtain related to these digital assets are deemed securities under U.S.
federal securities law, and we would likely experience difficulty in complying with the broker-dealer financial responsibility rules.
•Failure to comply with anti-corruption, privacy, export control, import, or sanctions laws could harm our business, limit international competitiveness, and expose us to liability.
•The limited rights of legal recourse available expose us and our investors to the risk of loss of our digital assets.
•We may plan to launch products in the future that require regulatory licenses for which we may fail to obtain or experience significant delays in obtaining.
Risks Related to Ownership of Our Class A Common Stock
•Our Class A common stock may be highly volatile, decline due to actual or perceived large sales, and may not maintain an active or stable trading market, potentially causing significant investor losses.
•The dual class structure of our common stock, as well as provisions of our Certificate of Incorporation and our
Bylaws, could deter or prevent a change in control. We are currently a “controlled company” and, as a result, qualify for and could rely on exemptions from certain corporate governance requirements.
•We are not subject to the provisions of Section 21.606 of the Texas Business Organizations Code, which could negatively affect your investment.
Risks Related to Ownership of Our Common Stock Tokens
•The distributed ledger technology used by Securitize, the Transfer Agent, and SuperState, the co-transfer agent, is novel with respect to our Common Stock Tokens and has been subject to limited testing and usage.
•The regulations governing tokenized securities in the United States are evolving and could introduce material costs of compliance.

The foregoing factors should not be construed as exhaustive. This summary of risk factors should be read in conjunction with the more detailed risk factors below and the information provided elsewhere in this report, including “Item 1 –
Business” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Risks Related to Our Business
Our profitability is dependent on our ability to attract, maintain and grow our user base. We may not grow in line with historical rates.
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
As the market for digital assets and related services continues to mature, we expect that an increased focus on user satisfaction will profoundly impact demand for the Exodus Platform. We believe that our users are increasingly looking for flexible and secure digital asset wallets that seamlessly integrate a range of applications and support a wide variety of digital assets, while streamlining the user experience and minimizing complexity. Despite past performance, if we are unable to meet this demand, or if the Exodus Platform otherwise fails to achieve widespread market acceptance, our business, results of operations, financial condition and growth prospects may be adversely affected.
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
Further promotion of our brand may require us to make increased expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive. Expenditures intended to maintain and enhance our brand may not be cost-effective or effective at all. If we do not successfully maintain and enhance our brand, we may experience reduced pricing power relative to our competitors, a decrease in existing users, failure to attract new users or an inability to expand offerings of new products to our existing users, all of which could materially and adversely affect our business, results of operations and financial condition.
Our success depends on the success of our third-party service providers, and disruptions in our agreements with these providers may adversely affect our business, results of operations and financial condition.
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
In the event of errors, misconduct, negligence, or failures by our management team, our employees or contractors, or third-party service providers, our business may be adversely impacted.
Management, employee, contractor or third-party service provider misconduct or errors could subject us to legal liability, financial losses, and regulatory sanctions and could seriously harm our reputation and negatively affect our business. Such misconduct could include engaging in improper or unauthorized transactions or activities, insider trading and misappropriation of information, failing to supervise other employees, contractors or service providers, improperly using confidential information, as well as improper trading activity such as spoofing, layering, wash trading, manipulation and front-running. Additionally, our third-party service providers may misappropriate customer funds or digital assets. Third-
party service provider errors may include mistakes in executing, recording, or processing transactions for users. The processes and procedures we have implemented and the training provided to our team members to reduce the likelihood of misconduct and error, and as well as the representations we require our third-party service providers to make to us regarding their processes and procedures, may not be successful. It is not always possible to deter misconduct, and the precautions we and our third-party service providers take to prevent and detect this activity may not be effective in all cases.
If we were found to have not met our compliance and other obligations, we could be subject to regulatory sanctions, financial penalties, restrictions on our activities for failure to properly identify, monitor and respond to potentially problematic activity and seriously damage our reputation. Our employees, contractors and agents could also commit errors that subject us to financial claims for negligence, as well as regulatory actions, or result in financial liability. Further, allegations by regulatory or criminal authorities of improper trading activities could affect our brand and reputation. If our third-party service providers were found to have not met their regulatory oversight and compliance and other obligations or if our third-party service providers experience bankruptcy or insolvency, we could receive negative publicity and damage to our reputation that could adversely impact our business.
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
The cybersecurity threat landscape is rapidly evolving and has become increasingly sophisticated, and we may not be successful in preventing or mitigating cybersecurity threats that could have a material adverse effect on us despite our efforts to protect against them. If any of the foregoing events were to materialize, they could result in technical disruptions or errors, the loss of sensitive information, and unauthorized access to our internal systems, networks and data. Moreover, a delay in or failure to detect a cybersecurity incident, or the full extent of an incident, could exacerbate its effects. We may also be required to expend significant resources to investigate and remediate vulnerabilities or other identified risks, costs which may not fully be covered by insurance coverage or indemnified by other means.
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
The third-party platforms on which users swap digital assets may be unregulated or subject to regulation in a relevant jurisdiction but may not be in compliance, and, therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of our business.
Over the past several years, a number of digital asset trading platforms have been closed or faced issues due to fraud, failure, security breaches or governmental regulations. Particularly for operators outside of the United States, digital asset trading platforms are not regulated in ways similar to national securities exchanges and other highly regulated trading environments or, if subject to regulation in a relevant jurisdiction, may not be in compliance. As a result, capital requirements, clearing infrastructure and technical and operational security requirements may vary. The nature of the digital assets held at these platforms makes them appealing targets for hackers and a number of digital asset trading platforms have been victims of cybercrimes. It is possible that the customers of such digital asset trading platforms may not be compensated or made whole for the partial or complete losses of their account balances in such platforms.
Negative perception, a lack of stability in the digital asset trading markets and the closure or temporary shutdown of these third-party platforms due to fraud, business failure, hackers or malware, or government regulation may reduce confidence in such platforms and result in greater volatility in the prices of digital assets.
Operational problems or failures may reduce confidence in digital asset-related businesses, the Exodus Platform, or in digital assets generally.
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
Digital asset exchanges may be exposed to front-running, wash trading or other manipulative acts or practices.
Digital asset exchanges may be susceptible to “front-running,” which refers to the process whereby someone uses technology or market advantage to obtain information about upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized exchanges. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who conducted these transactions. The objective of a front runner is to buy a chunk of tokens at a low price and later sell them at a higher price. Front-running happens via manipulations of gas prices or timestamps, also known as slow matching. Digital asset exchanges may be susceptible to wash trading, which occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their digital assets. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information. In the
United States, there have been allegations of wash trading even on regulated venues.
Any actual or perceived false trading in the digital asset exchange market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets and/or negatively affect the market perception of digital assets. To the extent that front-running, wash trading or other manipulative acts or practices occur or appear to occur in digital asset exchanges, investors may develop negative perceptions about the price integrity of digital assets exchanges and the digital assets industry more broadly, which could adversely impact the price of digital assets.
User actions to send and receive digital assets from a user’s Exodus wallet involve risks, which could result in loss of a user’s assets. We do not insure against potential losses, and we could be adversely affected if users blame or become dissatisfied with the Exodus Platform as a result of these negative experiences.
Public and private digital asset “keys,” comprising an alphanumeric code, enable users to manage their digital assets on the blockchain. Our users are able to send digital assets by inputting a public blockchain address and an amount to transfer and are able to receive digital assets by providing the sending party with the users’ own public blockchain address. Our involvement in these transfers is generally limited to providing a visual interface to access the blockchain. We do not take possession of the user’s assets and have no access to the user’s public or private keys.
A number of errors can occur in the process of a user depositing or withdrawing digital assets into or from their Exodus wallets, such as typos, mistakes, or the failure to include the information required by the respective blockchain network.
For instance, a user may incorrectly enter the desired recipient’s public key when withdrawing from our platforms or transfer digital assets to a wallet address that the user does not own, control, or hold the private keys to. In addition, each wallet address is only compatible with the underlying blockchain network on which it is created. For example, an Ethereum wallet address can only be used to send and receive Ether. If any Bitcoin or other digital assets are sent to an Ethereum wallet address or if any of the foregoing errors occur, all of the user’s sent digital assets will be permanently and irretrievably lost with no means of recovery, including by us. In these scenarios, users may blame or become dissatisfied with the Exodus Platform as a result of these negative experiences, which could adversely affect our business.

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
If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any of our digital assets, it could cause regulatory scrutiny, reputational harm and other losses.
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
Our business requires us to enter into a large number of agreements with third-party service providers and distribute the
Exodus Platform in many different jurisdictions. Our agreements contain a variety of terms, including service levels, data privacy and security obligations, indemnification, dispute resolution procedures and regulatory requirements. Agreement terms may not be standardized across our business and can be subject to differing interpretations and local law requirements, which could result in disputes with our users and other third parties from time to time. If our users or other third parties notify us of a breach of contract or otherwise dispute the terms of our agreements, the dispute resolution process could be expensive and time consuming and result in the diversion of resources that could otherwise be deployed to grow our business. Even if these disputes are resolved in our favor, we may be unable to recoup the expenses and other diverted resources committed to resolving the dispute and, if we receive negative publicity in connection with the dispute, our reputation and brand may be harmed. Furthermore, the ultimate resolution of such disputes may be adverse to our interests and as a result could negatively affect our results of operations and financial condition.
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
If we fail to effectively manage our growth, we may be unable to execute our business plan, maintain high-quality levels of support, ensure the security of our platform, adequately address competitive challenges or maintain our corporate culture, and our business, financial condition and results of operations could be adversely affected.
Our success depends on our ability to effectively manage the growth of our business. The Exodus Platform has experienced rapid organic growth since the market for digital assets began attracting widespread interest in 2017 and 2018. Our growth has placed, and is expected to continue to place, a strain on our management and our administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, legal, and management systems and controls by, among other things: maintaining the integrity of our core business purpose, which is to design and provide the best user experience for digital assets; maintaining high levels of user support; ensuring the integrity and security of our platform and IT infrastructure; identifying and continuing to expand strategic relationships with third-party API Providers and executing agreements to integrate third-party software into the Exodus Platform; further improving our key business applications, processes and IT infrastructure; and enhancing our information and communication systems to ensure that our team members around the world are well-coordinated and can effectively communicate with each other and our growing base of third-party API Providers and users.
Managing our growth will require capital expenditures and allocation of valuable management and team member resources.
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
While we may need to raise additional capital to expand our operations, pursue our growth strategies and respond to competitive pressures or working capital requirements, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. The global economy, including credit and financial markets, has in recent years experienced extreme volatility and disruptions, including diminished credit availability, bank collapses, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates, fluctuating currency valuations and uncertainty about economic stability. Such macroeconomic conditions could also make it more difficult for us to incur additional debt or obtain equity financing. Further, the digital asset industry has been negatively impacted by recent events in recent years such as the bankruptcies of Core Scientific, Celsius Network, Voyager Digital Ltd., Three Arrows Capital and FTX. In response to these events, the digital asset markets, including the market for Bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets and in Bitcoin. In light of conditions impacting our industry, it may be more difficult for us to obtain equity or debt financing in the future.
If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests, and the per share value of our Class A common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of our Class A common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, take other actions including accepting terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our shareholders. Additionally, additional debt financing may require us to pledge certain of our digital asset holdings as collateral, which may lead to the forced disposition of such digital asset holdings in certain circumstances, which could adversely impact our business, financial condition and operating results.

We may pursue strategic transactions, which could be difficult to identify, complete, and implement, and could disrupt our business or change our business profile significantly.
Our ability as an organization to successfully acquire technologies or businesses is unproven. However, we believe that our long-term growth depends, in part, on our ability to develop and monetize additional aspects of our platform, which we may pursue through acquisitions, investments in other companies, partnerships, alliances or other strategic transactions. We cannot assure you that we will be able to identify suitable transactions and, even if we are able to identify such transactions, that we will be able to consummate any such acquisitions on acceptable terms or successfully integrate them. Completing or successfully integrating strategic acquisitions involves significant risks that could adversely affect our business, results of operations, capital position, and prospects. Any transaction may fail to close on anticipated terms or timelines; be delayed, conditioned, or prohibited by regulators; or require unexpected divestitures or capital actions. Even if completed, we may be unable to integrate operations, technologies, data, risk and compliance frameworks, products, and cultures effectively; retain customers, counterparties, and key personnel; achieve expected cost synergies or revenue opportunities;
or maintain the reliability and security of combined systems and third‑party/vendor relationships, including with respect to cybersecurity and data privacy. We could also inherit unforeseen liabilities, credit or compliance issues, or adverse accounting impacts, and we may incur higher‑than‑expected restructuring and integration expenses. Market volatility, interest rate movements, and funding conditions could reduce the value of acquired assets, among other adverse impacts, while integration activities may distract management, strain risk management and internal control resources, and diminish our ability to execute other strategic priorities. If we overestimate growth or synergy assumptions or encounter operational or regulatory setbacks, such transactions could be dilutive to earnings, impair goodwill or other intangibles, heighten liquidity and capital requirements, and expose us to litigation and reputational harm. For example, in November 2025, we entered into an agreement to acquire W3C, which is expected to close in 2026. Any future strategic transactions we pursue may involve a number of risks that could adversely affect our business, financial condition and operating results.
Our holdings of digital assets expose us to exchange, security, valuation and liquidity risks, which could negatively affect us.
The market price of Bitcoin has historically been volatile and may affect our business by fluctuating the value of funds available to us, which could materially and adversely affect our financial condition, results of operations and cash flows.
Further, because we do not currently hedge our investment in Bitcoin, and do not intend to for the foreseeable future, we are directly exposed to Bitcoin’s price volatility and surrounding risks. In addition, the market price of our Class A common stock has exhibited, and we expect will continue to exhibit, a direct correlation with the market price of Bitcoin.
As a result, declines in the price of Bitcoin have historically been accompanied by, and may in the future result in, immediate declines in the market price of our Class A common stock, regardless of our actual or expected operating performance or other traditional factors that influence share prices.
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
Most of our expenses, like team member salaries, are denominated in U.S. dollars and paid using Bitcoin. At the time of payment, amounts are translated from U.S. dollar to Bitcoin based on the current Bitcoin rate. The Bitcoin used for payments is primarily derived from revenue from ongoing operations received in Bitcoin. The company pays the transfer fees related to outgoing payments. We are subject to translational risk because we may be required to pay a larger amount of Bitcoin to satisfy these expenses if the dollar value of Bitcoin decreases. Certain of our other liabilities, expenses and costs must be paid in U.S. dollars, and we may be required to convert digital assets to U.S. dollars in order to satisfy those liabilities, expenses and costs. The U.S. dollar value of any given digital asset can fluctuate significantly and may be characterized by volatility. There can be no assurance that we will be able to exchange our digital assets for U.S. dollars on a timely basis, if at all, or for a fair price. If the value of our digital assets declines, or if we experience difficulties converting our digital assets to U.S. dollars, we may not have sufficient liquidity to satisfy our liabilities, expenses and costs as they become due, which may negatively affect our business operations and financial condition. For an example of the volatility, the price of Bitcoin was $87,516 and $93,425 as of December 31, 2025, and 2024, respectively. To pay the same $100,000 of salary took 1.14 Bitcoin on December 31, 2025, versus 1.07 Bitcoin on December 31, 2024.

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
Our revenue may be adversely affected if the markets for Bitcoin, Tether, Ether and USDC deteriorate or if their prices decline, including, without limitation, as a result of the following factors:
•the reduction in mining rewards of Bitcoin, including block reward halving events, which are events that occur after a specific period of time and reduces the block reward earned by miners (the Bitcoin mining rewards system is expected to continue until 2140, when the proposed limit of 21 million Bitcoin is theoretically reached; in
2009, the reward for each block in the chain mined was 50 Bitcoin; since the first halving, the reward has been periodically reduced to 25, 12.5, and to 6.25 Bitcoins on May 11, 2020; the reward was again reduced to 3.125 when the latest Bitcoin halving occurred on April 19, 2024);
•public sentiment related to the actual or perceived environmental impact of Bitcoin, Tether, Ether and USDC, and related activities, including environmental concerns raised by private individuals and governmental actors related to the energy resources consumed in the Bitcoin mining process;
•disruptions, hacks, splits in the underlying networks also known as “forks,” attacks by malicious actors who control a significant portion of the networks’ hash rate such as double spend or 51% attacks, or other similar incidents affecting the Bitcoin or Ethereum blockchain networks;
•hard “forks” resulting in the creation of and divergence into multiple separate networks, such as Bitcoin Cash and
Ethereum Classic;
•informal governance led by Bitcoin, Tether, Ether and USDC core developers that lead to revisions to the underlying source code or inactions that prevent network scaling, and which evolve over time largely based on self-determined participation, which may result in new changes or updates that affect their speed, security, usability or value;
•the ability for Bitcoin and Ethereum blockchain networks to resolve significant scaling challenges and increase the volume and speed of transactions;
•the ability to attract and retain developers and customers to use Bitcoin, Tether, Ether and USDC for payment, store of value, unit of accounting and other intended uses and the absence of another supported digital asset to attract and retain developers and customers for the same;
•transaction congestion and fees associated with processing transactions on the Bitcoin and Ethereum networks and the absence of another supported digital asset to replace these transactions;
•negative public perception or market sentiment regarding Bitcoin, Tether, Ether and USDC;
•development in mathematics, technology, including in digital computing, artificial intelligence, algebraic geometry and quantum computing that could result in the cryptography being used by Bitcoin, Tether, Ether and
USDC becoming insecure or ineffective;
•adverse legal proceedings or regulatory enforcement actions, judgments or settlements impacting cryptoeconomy participants;
•regulatory, legislative or other compulsory or informal restrictions or limitations on Bitcoin, Tether, Ether and
USDC lending, mining or staking activities;

•many digital assets have concentrated ownership or an “admin key,” allowing a small group of holders to have significant unilateral control and influence over key decisions related to their crypto networks, such as governance decisions and protocol changes, as well as the market price of such digital assets; and
•liquidity and credit risk issues experienced by other crypto platforms and other participants of the cryptoeconomy, and laws and regulations affecting the Bitcoin and Ethereum networks or access to these networks.
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
Our platform or our API Providers’ platforms may be exploited to facilitate illegal activity including fraud, money laundering, gambling, tax evasion and scams. We, our API Providers or our partners may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for us to detect, intervene, disrupt, and avoid such transactions in certain circumstances. The use of our platform for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us. In the event that a customer is found responsible for intentionally or inadvertently violating the laws in any jurisdiction, we may be subject to governmental inquiries, enforcement actions, prosecution, or otherwise held secondarily liable for aiding or facilitating such activities.
Owners of intellectual property rights or government authorities may seek to bring legal action against software providers for involvement in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume or increased costs could harm our business.
Our platform and brand may be impersonated and exploited by third-party criminal actors seeking to defraud users and other illegal activity, and we may not be able to prevent all such activity. For example, in December 2025, the Company became aware of a fraudulent application listed on the App Store that falsely claimed to be our Exodus wallet and resulted in user losses. The Company is not responsible for, does not control, and does not accept liability for the actions of unaffiliated third-party criminals or any losses incurred as a result of such actions. Similar incidents may occur in the future, and our past success in having the fraudulent application removed after sustained and proactive efforts does not guarantee we will obtain similar removals in the future. Our steps to enhance protections and safeguards, such efforts may not be fully effective. Criminal actors may continue to misuse our name, branding, or reputation in ways that are difficult to detect or prevent, and our efforts to mitigate such risks may not be timely or effective. Any such incidents could harm users, damage our brand and reputation, result in increased regulatory scrutiny or litigation, and adversely affect our business, financial condition, or results of operations.
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

Commission (“CFTC”), Federal Trade Commission ("FTC"), OFAC or the Internal Revenue Service (“IRS”), and various state securities and financial regulators have taken and continue to take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving digital assets. We also support digital assets that incorporate privacy-enhancing features and may from time to time support additional digital assets with similar functionalities. These privacy-enhancing digital assets obscure the identities of sender and receiver and may prevent law enforcement officials from tracing the source of funds on the blockchain. Facilitating transactions in these digital assets may cause us to be at increased risk of liability arising out of anti-money laundering and economic sanctions laws and regulations.
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
For digital asset swap transactions, this risk would be limited to the brief period of time during which wallet users are engaged in an active crypto-asset transaction. For example, in connection with digital asset swap transactions, a user may be exposed to an API Provider experiencing insolvency or bankruptcy when wallet users are engaged in an active crypto-
asset transaction on an API Provider’s platform. As another example, if a staking API Provider like Everstake were to experience insolvency or bankruptcy, the impact on a user’s staked digital assets would depend on the type of digital asset and the staking protocol of the particular blockchain. A user can typically request to unstake digital assets at any time, and in the event of the API Provider’s insolvency or bankruptcy, a user would stop receiving rewards for that period, but its underlying digital assets would be preserved. In this scenario, a user would need to initiate the unstaking process according to the particular blockchain protocol’s requirements (e.g., a 21-day waiting period for ATOM). Following completion of the unstaking request, a user may elect to stake its digital assets with another API Provider and any rewards already earned and stored in a user’s wallet would remain unaffected.
We do not conduct diligence with respect to the exchanges, market makers and other third parties our API Providers may contract with to conduct the services they provide to our users.
The Exodus Platform allows users to access the services offered and performed by our API Providers. The services provided by our API Providers allow users to engage in transactions such as digital asset exchanging, fiat onboarding and staking products for over 30,000 digital assets. We conduct KYB and other diligence with respect to our API Providers as described in “Item 1. Business – Know Your Customer and Know Your Business Programs – KYB Program For API
Providers and Vendors,” and we understand that, in turn, the API Providers conduct AML and KYB procedures with respect to their service providers in accordance with their respective policies, procedures and regulatory obligations.
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
Our ability to successfully execute on our business plan depends on the contribution of our management team as well as other key talent including platform development, operations, user support, general administrative functions and our creative and engineering teams. We have previously and may continue to experience increasing competition for available talent in the workforce as reflected by the low unemployment rate, shortages of available industry talent and increasing costs to retain team members. As a result, we could experience inefficiencies or a lack of business continuity due to team member turnover, including loss of historical knowledge, new team members’ lack of historical knowledge and lack of familiarity with the business processes, operating requirements, purpose and culture, policies and procedures and key information technologies and related infrastructure used in our day-to-day operations and financial reporting. We may also experience additional costs as new team members learn their roles and gain necessary experience and training, including as it relates to the complex regulations applicable to our business, in addition to the cost of hiring new individuals.
We are dependent on our co-founders Jon Paul Richardson and Daniel Castagnoli, the loss of whose services may adversely impact the achievement of our objectives. If we were to lose the services of members of our management team or other key talent, whether due to death, disability, resignation or termination of employment, our ability to successfully implement our business strategy, financial plans, marketing and other objectives could be significantly impaired. In addition, if we are unable to attract and retain qualified key talent, we may not be able to effectively and efficiently manage our business and execute our business plan.
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
While Exodus does not have physical infrastructure globally, we do have contractors and five subsidiaries outside of the
United States and contracts with international third-party API Providers. Our international operations and any expansion internationally, including due to acquisitions, could subject us to a variety of additional risks and challenges, including:
•changing macroeconomic conditions in our markets, including as a result of inflation (and related monetary policy actions in response to inflation) and the ongoing longer-term impact of changes in international trade policies;
•providing our platform and operating our business in different languages, among different cultures and time zones;
•compliance with foreign privacy, data protection, security laws and regulations, data localization requirements, trade laws, antitrust and competition laws, securities and commodities laws, human rights laws, and a variety of other local, national and multinational regulations and laws, and the risks and costs of non-compliance;
•compliance with U.S. laws and regulations for foreign operations, including anti-bribery laws, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to acquire new users in certain foreign markets and the risks and costs of noncompliance;
•greater difficulty in enforcing contracts and accounts receivable collection;
•limitations on our ability to market our platform in foreign markets;
•differing technical standards, existing or future regulatory and certification requirements and required features and functionality;
•political and economic conditions and uncertainty in each country or region in which we operate;

•reduced or uncertain protection for intellectual property rights and contractual rights in some countries;
•greater risk of unexpected changes in regulatory practices, tariffs, sanctions, trade barriers, tax laws and treaties;
and
•differing employment practices and labor relations issues.
Our measures to support compliance with foreign laws and regulations may be insufficient, and any failure to mitigate the risks associated with our international providers could impact our ability to conduct our business as planned which could materially and adversely impact our business. In addition, increased political and economic conditions and uncertainty, geo-political regional conflicts, terrorist activity, political unrest, civil strife, acts of war, government shutdowns, product boycotts, travel or immigration restrictions, tariffs and other trade restrictions, public health risks or pandemics, energy policy or restrictions, public corruption, expropriation and other economic or political uncertainties, including inaccuracies in our assumptions about these factors, could interrupt and negatively affect our business operations.
We actively monitor the impact of the dynamic macroeconomic environment. For example, any geo-political unrest could cause disruptions in the Company’s business and lead to interruptions, delays or loss of critical data. Specifically, financial and digital asset markets may be negatively affected by the conflict between Russia and Ukraine and within the Middle
East. Although we believe the digital asset industry remains resilient, as demonstrated by our increase in our volume in
2025, we cannot predict the extent to which our financial condition, results of operations or cash flows will ultimately be impacted by these ongoing economic conditions.
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
Currently, there are approximately 20 million Bitcoin that have been mined and are in circulation.
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
An acute cessation of mining operations would reduce the collective processing power on the Bitcoin network, which would adversely affect the transaction verification process by temporarily decreasing the speed at which blocks are added to the blockchain and make the blockchain more vulnerable to a malicious actor obtaining control in excess of 50% of the processing power on the blockchain. Reductions in processing power could result in material, though temporary, delays in transaction confirmation time, which could delay receipt of revenue and payment of our expenses.
Our business could be adversely impacted by the decision of foreign governments, internet service providers or others to block transmission from IP addresses on which our platform depends in order to enforce certain internet content blocking efforts.
The evolving design of our platform may create challenges for various organizations, including governments, that seek to block certain content based on IP address “blacklists” or other mechanisms. If these challenges become too difficult for those organizations to overcome, they could make the decision to block content in an over-broad manner or block completely websites of providers that integrate with our platform. For example, the Chinese government restricts access to certain Google Cloud services from within the People’s Republic of China, and users of our mobile platform have experienced degraded functionality in China due to these restrictions on our platform’s ability to connect with those services. Some of these blocking efforts would be out of our control once they have been put in place and may limit our ability to provide our platform or third-party apps on a fully global basis, which could reduce demand for our platform among current or potential users and adversely impact our business, results of operations and financial condition.
We are subject to changes in tax laws, treaties or regulations in various jurisdictions.
We operate in various jurisdictions and are subject to changes in applicable tax laws, treaties or regulations in those jurisdictions. A material change in the tax laws, treaties or regulations, or their interpretation, of any jurisdiction with which we do business, or in which we have significant operations, could adversely affect us. For example, the Pillar 2 approach, which came into effect in 2023 in certain jurisdictions, will establish a global minimum tax rate of 15%, such that multinational enterprises with an effective tax rate in a jurisdiction below this minimum rate will need to pay additional tax. Pillar 2 did not apply in the years ended December 31, 2025 and 2024, but many aspects of the application of Pillar 2 remain to be clarified with respect to the implementation of the Organization for Economic Cooperation and
Development’s approach in their tax treaties and domestic tax laws in the jurisdictions in which we or our subsidiaries operate or based.
We may spend significant resources deploying new products, which may fail to attract widespread adoption and adversely affect our business.
Our ability to maintain our status within the digital asset industry is largely dependent on our ability to adjust with changes in consumer demand. As we focus on remaining competitive within the digital asset industry by growing the Exodus
Platform, we may deploy significant resources towards developing new or novel products or services. Such resources could include significant financial costs. Despite the significant potential these products or services may have, such products or services may fail to attract widespread adoption and therefore may have a negative impact on our business and result in sunk costs.
We may incorporate AI technologies into some of our products or processes. These technologies may present business, compliance, or reputational risks.
The digital asset industry is a forward, innovation-leaning industry that is constantly evaluating how to incorporate the latest technological developments into products, including AI. As the digital asset industry matures, we will continue to evaluate opportunities where AI may offer benefits that enhance the Exodus Platform for both existing and potential future products, as well as our processes. AI can pose significant business, compliance, or reputational risks due to both potential existing flaws within AI models or the evolving regulatory landscape in the various jurisdictions where the Exodus
Platform may be available.
Public AI failures, inadequate AI governance, recordkeeping or auditability failures, data privacy violations, intellectual property leakage, or loss of human judgment are some of the risks that AI technologies may pose to our business as we explore potential use cases for these technologies. Both actual and perceived risks could have a negative impact on us from a business, compliance, or reputational perspective. Additionally, regulatory lag could have a material impact on our use of
AI in instances where a jurisdiction imposes new laws or regulations that cause us to change or eliminate the way we may already use AI within the Exodus Platform prior to such changes in laws or regulations. In such instances, we may be required to decrease or completely eliminate some products or AI-dependent features within products, resulting in lower user attraction and retention.
Fluctuations in interest rates, and rapidly changing interest rate environments could reduce expected revenues and otherwise result in reduced profitability.
As the digital asset industry grows, it has become more sensitive to larger, macroeconomic factors that could affect the ability for digital asset-related businesses to grow and offer certain products. Changes in interest rates could reduce or eliminate our ability to offer products that are indirectly reliant on such interest rates. The payout of any potential stablecoin rewards programs on the Exodus Platform could be adversely affected in cases where underlying financial resources are indirectly reliant upon existing interest rates paid to the stablecoin issuer on the underlying reserve assets.
Should any fluctuation or change in the prevailing interest rates happen, these reward programs may be negatively affected or even unfeasible, resulting in reduced profitability.

Risks Related to Our Industry
Due to the unfamiliarity or negative publicity associated with digital assets, confidence or interest in digital asset platforms may decline which could adversely affect our business, results of operations and financial condition.
The Exodus Platform is built around holding, transferring, exchanging and using digital assets, which means our business depends on growth in the public’s adoption and acceptance of digital assets and the underlying blockchain technology to maintain and increase demand for the Exodus Platform. During 2022, a major wave of bankruptcies occurred, where multiple companies such as Core Scientific, Celsius Network, Voyager Digital Ltd., Three Arrows Capital and FTX and
several of its affiliates all declared bankruptcy. The FTX app was available on the Exodus Platform until we removed it in
November 2022. Following these events, users’ confidence in trading of digital assets has decreased and the digital asset market has experienced negative publicity and extreme price volatility. The decrease in confidence in digital assets has had and may continue to have a negative impact on our business, including a decline in users, transaction-based API fees and value of the digital assets held by Exodus.
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
Risks Related to Regulation
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act, which allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to: (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statement, (c) exemptions from the requirements of holding nonbinding advisory shareholder votes on executive compensation and shareholder approval of any golden parachute payments not previously approved, and (d) extended transition periods available for complying with new or revised accounting standards. We choose to take advantage of these exemptions and relying on any of these provisions may make it more difficult for investors and securities analysts to evaluate our business and longer‑term performance. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.

We will remain an emerging growth company ("EGC") until the last day of the fiscal year following the fifth anniversary of the closing of our IPO (which would be fiscal year 2028, after which we would no longer benefit from reduced EGC reporting requirements), although we will lose that status sooner if our revenues exceed $1.235 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock held by non-
affiliates exceeds $700 million as of June 30 of any future year. When we are no longer eligible for these scaled disclosures and accommodations, we will incur additional costs and devote additional management time to comply with more demanding reporting and governance requirements, including auditor attestation of internal controls, which could adversely affect our results of operations and financial condition.
The regulatory regime governing blockchain technologies, digital assets and securities is uncertain and new regulations or policies may materially adversely affect the development and utilization of the Exodus Platform.
As a general matter, laws and regulations of digital assets, blockchain technologies and digital asset exchanges are currently undeveloped, vary among federal, state, local and international jurisdictions and are subject to significant uncertainty and evolving interpretations. Specifically, the laws and regulations governing un-hosted self-custody wallet providers like Exodus are currently undeveloped and many domestic and international laws and regulations that apply to digital assets, blockchain technologies and digital exchanges may not be applicable to our core wallet business.
As digital assets, blockchain technologies and digital asset exchanges continue to expand in popularity and market size, laws and regulations governing un-hosted self-custody wallet providers like Exodus may also develop or may be reinterpreted to apply to us. For more information on our compliance efforts to prepare for such changes in laws and regulations, see “Item 1. Business – Regulatory Environment.”
Our efforts to comply with applicable laws and regulations may be unsuccessful, and any actual or perceived failure to meet applicable requirements may result in an adverse effect on our business. As an example of how the uncertain and developing regulatory regime for digital assets, blockchain technologies and digital exchanges may impact our business as a self-custody wallet provider, the FCA has published new rules relating to how digital assets can be marketed to consumers. Specifically, companies seeking to promote digital assets in the U.K. to retail consumers are required to register with the FCA or have any marketing approved by an authorized company. The Company cannot register with the FCA because it operates a self-custodial wallet, and the rules are focused on asset custodians. Therefore, in anticipation of these rules taking effect on October 8, 2023, the Company took steps before the deadline to comply with the new FCA rules by modifying its marketing materials to avoid a determination by the FCA that it was promoting digital assets.
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
Further, as digital assets, blockchain technologies and digital asset exchanges continue to expand in popularity and market size, federal and state agencies have begun to regulate their use and operation. State regulators in New York, Texas, New
Hampshire, North Carolina, Washington and Illinois have created new regulatory frameworks, published guidance on existing laws and regulations or amended their state’s statutes to include cryptocurrencies in their existing licensing requirements. Federal law continues to evolve as well. The USDOT, the SEC, and the CFTC and the IRS have published guidance on the treatment of digital assets. Both federal and state agencies have instituted enforcement actions against those violating their interpretation of existing laws. There can be no assurance that we and our employees, contractors and agents will not violate or otherwise fail to comply with such laws and regulations despite our policies and procedures,

including geo-blocking technology, designed to help monitor for and support compliance with existing and new laws and regulations.
The regulations governing stablecoins in the United States are still being finalized and may materially affect the development and utilization of the Exodus Platform.
In July 2025, President Trump signed the Guiding and Establishing National Innovation for U.S. Stablecoins Act
("GENIUS Act") into law. The GENIUS Act will go into effect on January 18, 2027, or 120 days after the date on which the primary Federal payment stablecoin regulators issue any final implementing regulations, if earlier. The GENIUS Act establishes the first comprehensive federal regulatory framework for stablecoins by limiting issuance to authorized bank and non-bank issuers, requiring one-to-one reserve backing in cash or short-term U.S. Treasury assets, mandating monthly reserve disclosures and audits, imposing AML/KYC and supervisory compliance obligations, and providing priority rights for stablecoin holders in insolvency. While the rulemaking process remains ongoing, many entities, including our third-
party service providers, are developing and deploying products with the intention of complying with finalized rules. Some of the products within the Exodus Platform may be reliant on these third-party service providers. In the event that the finalized rules impose unforeseen requirements, obligations, or prohibitions on these third-party service providers, their planned or existing products may be adversely affected. This may have a direct or indirect material effect on our future products or services that will be reliant on our third-party service providers complying with the GENIUS Act. In such an event, it may cause significant changes, delays, or abandonment of certain products under development, which may adversely affect our business. Additionally, any legislative amendments to the GENIUS Act prior to finalized rules could have a significant impact on its implementation and consequently have an adverse effect on our business.
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
Certain digital assets could fall within the definition of a security, and the SEC has previously pursued enforcement actions that argued that certain digital assets were securities. Under the current Administration, these lawsuits have largely been dropped or have reached settlements. We receive compensation from the API Providers that have connected to our
Exchange Aggregator. It is possible that a receipt of compensation based on the percentage of digital assets exchanged could be deemed to be the receipt of transaction-based fees for facilitating transactions in unregistered securities, and that we could be found to be facilitating or engaged ourselves and in violation of the federal and state securities laws, which could have a negative effect on our business, financial condition and results of operations. Historically, approximately 25%
of our volume has been located in the U.S. at any given time.
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

We do not believe we have an obligation to register with the SEC as a clearing agency, but a regulator may disagree.
We have taken the position that we are not a clearing agency under the Exchange Act because the Exodus Platform does not provide the services described in the definition of a “clearing agency” under the Exchange Act. However, it is possible that the SEC or another regulatory agency could disagree with our position. If so, we could be forced to register as a clearing agency and comply with applicable law, which could lead to significant costs and could force us to change or cease our operations. Any of these developments could have a negative effect on our business, financial condition and results of operations.
We do not believe we have an obligation to register the platform as an exchange or alternative trading system, though a regulator may disagree.
Exchanges and alternative trading systems (“ATSs”) are networks that constitute, maintain or provide a marketplace or facilities to aggregate orders of multiple purchasers and sellers of securities by displaying trading interests entered on the system to users through consolidated quote screens or receiving orders for processing and execution. This does not include systems that have only one seller for each security (e.g., the issuer), even if there are multiple buyers. Entities that are engaged as an exchange or ATS, with respect to securities, are subject to federal registration and significant regulatory oversight by the SEC and FINRA. We do not consider ourselves an exchange or ATS because our platform does not provide the services that are undertaken by an exchange or ATS; however, it is possible that the SEC or another regulator could disagree with our position and require us to register and comply with applicable law, which could lead to significant costs and could force us to change or cease our operations.
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
We do not believe we have an obligation to register the platform as a Futures Commission Merchant or a Commodity
Pool Operator, but a regulator may disagree.
A Futures Commission Merchant is a financial intermediary that takes customer orders to buy or sell futures, options on futures, and swaps, handling client funds (margin) and executing trades on exchanges, acting as the crucial link between individual traders and the complex derivatives markets. A Commodity Pool Operator is an individual or organization that operates a "commodity pool"—a collective investment fund where multiple people pool their money together to trade in commodities, futures contracts, options, or swaps. All Futures Commission Merchants, and most Commodity Pool
Operators, must register with both the CFTC and the National Futures Association. We have taken the position that we are neither a Futures Commission Merchant nor a Commodity Pool Operator because our products and services, or those offered by our third-party service providers through the Exodus Platform, are not activities that require registration under the Commodity Exchange Act. However, it is possible that the CFTC or another regulator could disagree with our position and require us to register and comply with applicable law, which could lead to significant costs and could force us to change or cease our operations.
We are not registered as a money transmitter or money services business, and our business may be adversely affected if we are required to do so.
Currently, money transmission regulations and interpretations at the federal level and varying approaches among the states create a complex and rapidly evolving regulatory landscape that may change through legislative, regulatory, or interpretive developments. It is possible that we could be found to be, or required to be registered as, a money services business
(“MSB”) at the federal level and/or a money transmitter at the state level. MSBs include, among other businesses, a person providing money transmission services such as the acceptance and transmission of currency, funds or other value that substitutes for currency from one person another location or person by any means. Because of the breadth of this definition,
FinCEN regulations state that whether a person is a money transmitter is ultimately a facts and circumstances determination. In addition to registration obligations at the federal level, virtually every U.S. state (and the District of
Columbia) requires entities providing money transmission services to be licensed by the appropriate state agency responsible for the supervision of financial institutions. State laws regulating money transmission are not uniform but generally define money transmission to include the acceptance and transmission of money or monetary value to a location within or outside the United States by any means.
Through its interpretations of money transmission regulations, particularly with respect to virtual assets, FinCEN has published formal guidance indicating that without having total independent control over the value in users’ wallets, and where the value stored in the wallet is the property of the owner, such a business may fall outside the scope of MSB registration requirements. We believe that we do not meet the definition of an MSB because Exodus does not exercise total independent control over the value in our users’ wallets, accept or transmit cryptocurrency on behalf of any user or otherwise act as an intermediary for exchange of currencies by taking possession of such digital assets. For the same reasons, we believe we are outside the scope of state licensing requirements of a money transmitter. However, if we were deemed to be, or required to register as, an MSB at the federal level, and/or a money transmitter at the state level, we could be subject to significant additional regulation and obligations, including the handling of substantial personal information of users, which could affect our business and operations.
Regardless of the revenue structure for our Exchange Aggregator, we could be deemed a broker-dealer because certain digital assets on the Exodus Platform may be deemed to be securities, and we would likely experience difficulty in complying with the broker-dealer financial responsibility rules.
Because some digital assets may be considered securities by regulators, it is possible that our activities with respect to digital assets, including digital asset staking, would cause us to be viewed as a “broker” or “dealer” under federal or state law.
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
Regardless of the revenue structure for digital asset staking offered through Everstake, we could be deemed a broker-
dealer if the services that users can obtain related to these digital assets are deemed securities under U.S. federal securities law, and we would likely experience difficulty in complying with the broker-dealer financial responsibility rules.
It is possible that our activities with respect to digital assets, including digital asset staking, would cause us to be viewed as a “broker” or “dealer” under federal or state law. Because the services that users can obtain related to these digital assets may be considered securities by regulators, the fees we receive from Everstake or other exchanges could potentially raise regulatory issues related to whether the recipient of the fees is required to register as a broker-dealer under the Exchange
Act. We believe that our fee structure does not require us to register as a broker-dealer; however, there is no guarantee that regulatory agencies will ultimately agree with our position, and we may be required to stop offering access to digital asset staking.
Failure to comply with anti-bribery and anti-corruption laws and similar laws could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”), the U.S. domestic bribery statute contained in
18 U.S. Code § 201 and possibly other anti-bribery and anti-corruption laws in countries outside of the United States where we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted to prohibit companies, their team members, agents, representatives, business partners and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.
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
The laws and regulations in the jurisdictions in which we operate are evolving, may impose inconsistent or conflicting standards among jurisdictions, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
For example, foreign countries and governmental bodies, including the European Union ("EU") and United Kingdom
("U.K.") and other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection, use, retention, security and transfer of the personal data of individuals in those jurisdictions. We may become subject to GDPR and U.K. GDPR, which impose stringent privacy and data protection requirements, and could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. Additionally, the
GDPR (covering the European Economic Area), U.K. GDPR and Swiss data protection regimes impose strict rules on the transfer of personal data out of the EU, U.K. or Switzerland to a “third country,” including to the United States. As an un-
hosted self-custody wallet provider, we do not process the personal data of our customers and therefore, compliance with these regimes do not currently have a material impact on our business. However, any actual or perceived breach of the
GDPR or U.K. GDPR in the future could further add to our compliance costs, limit how we process information, or lead to reputational damage, regulatory investigations or fines. For example, if regulators assert that we have failed to comply with the GDPR or U.K. GDPR, we may be subject to fines. We may also face civil claims, as well as associated costs, diversion of internal resources, and reputational harm.
Aspects of the GDPR, U.K. GDPR, California Consumer Privacy Act, Swiss Secretariat for Economic Affairs and other laws, regulations, industry standards and other obligations related to privacy, data protection and data security remain uncertain. As such, compliance may require us to incur additional costs, modify our data handling practices and restrict our business operations. It is also possible that these laws, regulations, industry standards and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our policies and procedures, the Exodus
Platform or our services. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to modify the Exodus Platform or services or make changes to our business activities and practices. We may be unable to make such changes and modifications in a commercially reasonable manner, or at all, and our ability to develop new offerings and features could be limited.
Our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security may be unsuccessful, and any actual or perceived failure to meet applicable requirements may result in an adverse effect on our business. We also expect that there will continue to be new proposed laws, regulations and standards relating to privacy and data protection in various jurisdictions, and we cannot determine the impact such laws, regulations and standards may have on our business.
We are subject to export control, import and sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.
Under U.S. export control and sanctions laws and regulations, including EAR and various economic and trade sanctions administered by OFAC, our business activities are subject to various restrictions related to the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and require authorization for the export of certain encryption items. Our precautions to prevent our software and services from being accessed or provided in violation of such laws may not be successful, and we may have previously allowed our software to be downloaded by individuals or entities potentially located in countries or territories subject to U.S. trade embargoes, potentially in violation of U.S. sanctions laws. In December 2018, we received an administrative subpoena issued by
OFAC seeking information regarding potential transactions with individuals in Iran. In response, we conducted a comprehensive review that covered all countries and territories subject to U.S. trade embargoes administered by OFAC.
We submitted a voluntary self-disclosure and subpoena responses regarding potential violations to OFAC, and took remedial action designed to prevent similar activity from occurring in the future. In June 2024, OFAC issued a Pre-Penalty
Notice informing the Company that OFAC intends to impose a civil monetary penalty for alleged violations of U.S.
sanctions laws. The alleged violations involve the free download of the un-hosted self-custodial Exodus wallet by users potentially located in Iran, Syria, Sudan, and the Crimea region of Ukraine, as well as the provision of customer support to users potentially located in Iran and Crimea. We submitted a response to the Pre-Penalty Notice, which asserts a range of factual and legal defenses to these allegations, and have continued to cooperate with OFAC. In 2025, we reached a settlement agreement with OFAC to fully resolve the matter regarding individuals in Iran and as of December 31, 2025, the civil monetary penalty was paid in full.
The limited rights of legal recourse available to us expose us and our investors to the risk of loss of our digital assets for which no person is liable.
At this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen digital assets. Although law enforcement agencies like the Federal Bureau of Investigation have recovered stolen Bitcoin, recovery efforts have been labor intensive. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business, prospects, operations and potentially the value of any Bitcoin or other digital assets we acquire or hold for our own account.
We may plan to launch products in the future that require regulatory licenses for which we may fail to obtain or experience significant delays in obtaining.
Exodus, as a noncustodial wallet provider, does not currently possess the regulatory licenses that a custodial financial intermediary does. Activities conducted through the Exodus Platform that leverage third-party service providers are, to the extent necessary, reliant on licenses held by those providers. However, as we evaluate new products, we may conclude that it is necessary for us to obtain and maintain regulatory licenses that we do not currently possess. In such instances, the deployment of certain future products may be dependent on our ability to obtain those licenses. In the event that we are unable to obtain, or experience significant delays in obtaining, those licenses, our future products may be significantly delayed or abandoned, which may lead to significant costs and have an adverse effect on our business.
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
•strong and atypical retail investor interest, including on social media platforms and online forums;
•direct access by retail investors to broadly available trading platforms;
•the amount and status of short interest in our securities;
•access to margin debt;
•trading in options, derivatives or any other related hedging on our Class A common stock;
•actual or anticipated variations in our operating and financial performance, including projected operational and financial results and failure to meet those projections;
•our inability to pay dividends or other distributions or repurchase shares of our Class A common stock;
•changes in market valuations of similar companies;
•market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing shareholders;
•any major change in our Board, management or key personnel;
•actions by institutional or significant shareholders;
•speculation in the press or investment community about our company or industry;
•strategic actions by us or our competitors, such as acquisitions or other investments;

•legislative, administrative, regulatory or other actions affecting our business or industry, including positions taken by the IRS;
•investigations, proceedings or litigation that involve or affect us;
•the occurrence of any of the other risk factors included in this report;
•general market and economic conditions; and
•other trading factors.
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
We cannot predict what effect, if any, future issuances by us of our Class A common stock will have on the market price of our Class A common stock. In addition, shares of our Class A common stock that we may issue in connection with any acquisition may not be subject to resale restrictions. The market price of our Class A common stock could drop significantly if certain large holders of our Class A common stock, or recipients of our Class A common stock in connection with any acquisition, sell all or a significant portion of their shares of Class A common stock or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, these sales could impair our ability to raise capital through the sale of additional Class A common stock in the capital markets. Furthermore, our directors, executive officers, and other team members may sell shares of our Class A common stock, including shares received pursuant to equity incentive plans, during periodic trading windows. Because of the limited trading volume of our
Class A common stock, concentrated sales when the trading window opens have in the past caused, and may in the future cause, the market price of our Class A common stock to decline.
The dual class structure of our common stock has the effect of concentrating voting control with certain shareholders, including our executive officers, team members and directors and their affiliates, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our authorized common stock is divided into two series, denominated as “Class A common stock” and “Class B common stock.” Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share. Holders of Class A common stock and Class B common stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of shareholders, unless otherwise required by law or our amended and restated certificate of incorporation.
As of December 31, 2025, the shareholders holding shares of Class B common stock collectively beneficially own shares representing approximately 95% of the voting power of our outstanding common stock. Messrs. Richardson and
Castagnoli, each an executive officer and director of the Company, control approximately 93% of the voting power of our outstanding common stock. Because of our dual class structure, we anticipate that, for the foreseeable future, these individuals will continue to be able to control all matters submitted to our shareholders for approval, including the election and removal of directors.
These holders of Class B common stock may vote in a way which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. In addition, because the holders of our Class B common stock control a substantial majority of the voting power of our outstanding common stock, they have the ability to approve matters requiring shareholder approval by written consent without a meeting and without the participation of other shareholders. As a result, corporate actions requiring shareholder approval, such as the adoption or amendment of equity incentive plans, may be approved solely by our controlling shareholders, which may limit your ability to influence those decisions.
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
Certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws could have the effect of delaying, deferring or discouraging another person from acquiring control of our company, delaying or preventing changes in control of our management team, Board, governance or policy and could limit the price that some investors might be willing to pay for shares of our common stock. These provisions prohibit our shareholders from calling special meetings of our shareholders; include the absence of cumulative voting; authorize our Board to designate and issue one or more series of preferred stock without shareholder approval, the terms of which may be determined at the sole discretion of our Board; reflect the dual class structure for our common stock; and restrict the forum for certain litigation against us to certain federal or Delaware state courts. These provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board determines is in our best interests and that of our shareholders.
We are not subject to the provisions of Section 21.606 of the Texas Business Organizations Code, which could negatively affect your investment.
In general, Section 21.606 of the Texas Business Organizations Code (“Section 21.606”) prohibits a publicly held Texas corporation from engaging in a “business combination” with an “affiliated shareholder” for a period of three years after the date of the transaction in which the person became an affiliated shareholder, unless the business combination is approved in a prescribed manner. We elected in our certificate of incorporation to not be subject to the provisions of Section 21.606.
This may make us more vulnerable to takeovers that are completed without the approval of our Board and/or without giving us the ability to prohibit or delay such takeovers as effectively.
We are currently a “controlled company” and, as a result, qualify for and could rely on exemptions from certain corporate governance requirements.
Our directors and officers currently have beneficial ownership of a majority of the total voting power. As a result, we are considered a “controlled company” within the meaning of the corporate governance standards of the NYSE American and are exempt from certain stock exchange corporate governance requirements that would otherwise apply, which include (i)
the requirement that a majority of the board of directors consists of independent directors, (ii) requirement that director nominees be selected either by the independent directors or a nomination committee comprised solely of independent directors and (iii) the requirement that the compensation of officers be determined, or recommended to the board of directors for determination, either by the independent directors or a compensation committee comprised solely of independent directors. We have elected to be exempt from some or all corporate governance requirements of the NYSE
American and, as a result, you may not have the same protections afforded to shareholders of companies that are subject to all the corporate governance requirements of the NYSE American.
Risks Related to Ownership of Our Common Stock Tokens
The distributed ledger technology used by our Transfer Agent, Securitize, and our co-transfer agent, Superstate
(together, our “Transfer Agents”), is novel with respect to our Common Stock Tokens and has been subject to limited testing and usage.
Each share of Class A common stock has a corresponding Common Stock Token, and the Common Stock Tokens are
maintained by our Transfer Agents. The infrastructure that facilitates peer-to-peer transactions in our Common Stock
Tokens is a novel system and has been subject to only limited testing and usage, which subjects it to the following risks, including:
•the possibility of undiscovered technical flaws;
•the possibility that cryptographic security measures that authenticate transactions and the distributed ledger could be compromised;
•the possibility that new technologies or services inhibit access to the blockchain network used by the Common
Stock Tokens; and
•the possibility that our Transfer Agents do not competently manage transfers, potentially disrupting transfers of
Common Stock Tokens.

The regulations governing tokenized securities in the United States are evolving and could introduce material costs of compliance.
Tokenized securities is an ongoing topic of conversation amongst various regulators, including the SEC. As regulators contemplate additional rules or guidance to help facilitate the issuance and trading of tokenized securities, additional regulatory requirements could be imposed on the corresponding Common Stock Token that comprises each share of our
Class A common stock. This could include changes to regulations affecting a token holder’s ability to transfer or custody such Common Stock Tokens in their wallet. While it remains speculative as to how regulators may approach these issues, there could be significant requirements imposed on either our Transfer Agents or Exodus that may negatively impact token holders.

Item 1B. Unresolved Staff Comments
Not Applicable.

Item 1C. Cybersecurity
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
Governance
Our Board, with assistance from its Audit Committee, oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats. Our Audit Committee receives reports on significant cybersecurity developments from the management team responsible for overseeing the Company’s risk and cybersecurity management processes, including our Chief Compliance Officer and Chief Security Officer. We also have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported to our Board in a timely manner.
At the management level, our Chief Security Officer leads the team responsible for implementing, monitoring and maintaining our cybersecurity risk management program across our business. He has extensive cybersecurity knowledge and skills gained from over 20 years of relevant work experience, including various leadership and management roles in information technology at the Company and elsewhere. He also has a Master of Science in information systems.
Risk Management and Strategy
Our cybersecurity program includes technical safeguards, including automated tools managed and monitored by our cybersecurity team. Additionally, we regularly conduct penetration and vulnerability testing and tabletop exercises, along with regular team member training on cybersecurity matters. We also employ systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems we use.
We engage independent third-party consultants and other service providers from time to time to conduct security assessments and audits and to assess and enhance our cybersecurity practices. These third parties support our efforts to assess the effectiveness of our cybersecurity controls, identify potential vulnerabilities, benchmark our practices against industry standards and enhance our overall cybersecurity posture.
While we have not identified any material cybersecurity threats or incidents since the beginning of the last fiscal year that have had a material adverse effect on our business, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. For more information on our cybersecurity related risks, see “Item 1A. Risk Factors
Risks Related to Our Business – Our business could be negatively impacted by cybersecurity threats and other disruptions.”.

Item 2. Properties
We operate completely remotely and do not maintain any physical properties for our team members or the operation of our business. We believe that our remote working operations are adequate to meet our needs for the immediate future, and that, if necessary, suitable physical space will be available to accommodate any expansion of our operations.

Item 3. Legal Proceedings
For a description of material legal proceedings in which we are involved, see "Note 12 - Commitments and Contingencies"
to our consolidated financial statements included in Part II, Item 8 of this report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock is traded on the NYSE American under the symbol “EXOD”. Trading of our Class A common stock commenced on December 18, 2024 in connection with our uplisting to the NYSE American.
Our Class B common stock is not listed on any stock exchange nor traded on any public market.
Shareholders
As of March 4, 2026, there were 6,138 and 9 registered shareholders of record of our Class A common stock and Class B common stock, respectively. Many of our shares of Class A common stock are held by brokers and other institutions on behalf of shareholders, and we are unable to estimate the total number of shareholders represented by these record holders.
Dividend Policy
We have never declared or paid any cash dividends on our common stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future, including any future dividends paid in Bitcoin, will be at the discretion of our Board and will depend on many factors, including our financial condition, results of operations, liquidity, earnings, projected capital and other cash requirements, legal requirements, restrictions in the agreements governing any indebtedness we may enter into, our business prospects and other factors that our Board deems relevant.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included in this report. The following discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” “Cautionary Note Regarding Forward Looking Statements,” and in other parts of this Annual Report on Form 10-K.
Overview of Our Business
We are engaged principally in the business of creating and distributing self-custodial wallets for digital assets. Due to a majority of our revenue being derived from services provided by API Providers to persons located outside the United
States pursuant to a transaction-based structure, our profitability is dependent on a number of factors including the pricing of digital assets, the volume of transactions and the quality of our third-party relationships.
Our revenues are primarily derived from digital asset-related transactions and consist of fees from third-party API agreements. These API agreements typically consist of transaction-based contracts and tiered subscription contracts where fees are generated based on transaction volume which is primarily driven by users interacting with the API providers.
Our expenses primarily consist of:
•Technology, development, user support;
•Amortization expense relating to software development; and
•General and administrative expenses (primarily including administrative, legal, financial operations, information technology services, marketing and advertising expenses).
Based on the services offered and transactions conducted by API Providers, the following table shows the digital assets that are most material to our business by revenue.

Digital Asset	API Provider Service(s)	Blockchain(s)
Bitcoin
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

Material Characteristics of the Digital Assets Material to our Business by Revenue
•Bitcoin: Bitcoin is a digital asset that can be transferred among participants on the Bitcoin network on a peer-to-peer basis. Bitcoin is primarily used to pay for goods and services and is generally considered a substitute for gold, cash or forms of electronic payment. Unlike other means of electronic payments, it can be transferred without the use of a central party, making its management “decentralized.” A material characteristic of the digital asset is also its scarcity, as only 21 million Bitcoin will ever exist. Bitcoin is the most widely accepted cryptocurrency by merchants, although overall adoption for retail and commercial services currently remains limited and Bitcoin is often converted to a fiat currency, such as the U.S. dollar, immediately upon acceptance by the merchant.
•Tether: Tether is a cryptocurrency and stablecoin intended to offer price stability in the cryptocurrency market and to hold stable value against certain fiat currencies, including the U.S. dollar, Euro and Mexican peso. Tether tokens are widely adopted across major exchanges and wallets, and the U.S. Dollar pegged coin is named USDT. Generally, stablecoins are backed by the value of a different asset to keep the price stable, including fiat currency, cryptocurrency or commodities like gold. Different stablecoins have adopted different methods of stabilization, but
Tether is backed by cash equivalents and short-term deposits. Unlike Bitcoin and Ether, Tether is a centralized cryptocurrency managed and issued by Tether. While Tether is meant to maintain a stable value, it is not risk-free and is not immune to fluctuations in price. A range of factors may cause Tether to “depeg” from the pegged asset, including supply and demand, market volatility, market confidence and adoption, counterparty risk, liquidity risk and technology risk. As a result, it is possible for Tether to fluctuate significantly in value over time, particularly when the value of the U.S. dollar changes due to inflation.
•Ether: Ethereum is an open-source decentralized blockchain network that supports the creation of apps, custom tokens, and general programs using smart contracts. The primary cryptocurrency of the Ethereum blockchain is Ether, which is used to power the network. The Ethereum blockchain is home to thousands of fungible and non-fungible tokens, as well as many other decentralized apps focused on building out Web3, which is a decentralized internet.
•USDC: USDC is a cryptocurrency and stablecoin backed by fully reserved assets. It is intended to hold stable value against the U.S. dollar and is commonly used as a method of payment in the digital asset markets, including for
Bitcoin. Unlike Bitcoin, USDC is a centralized cryptocurrency issued by the Centre Consortium (a group co-founded by Coinbase Global Inc. and Circle Internet Financial Limited). Similar to other stablecoins, USDC is subject to risk and price fluctuations.
The following table shows revenue earned from our API Providers in relation to our primary revenue driver, exchange aggregation, involving the digital assets shown in the table above, disaggregated by geography (based on the addresses of the Company’s API Providers):

(in thousands)	December 31, 2025	December 31, 2024
Bitcoin
Republic of the Marshall Islands	$11,675	$13,801
Hong Kong	5,557	9,235
British Virgin Islands	5,829	3,461
Seychelles	3,424	5,563
Saint Vincent and Grenadines(1)	6,686	1,400
Other(2)	34	32
Total	$33,205	$33,492
Tether
Republic of the Marshall Islands	$2,648	$7,889
Hong Kong	2,225	5,485
British Virgin Islands	2,357	3,477
Seychelles	1,446	3,469
Saint Vincent and Grenadines(1)	494	613
Other(2)	898	257
Total	$10,068	$21,190
Ether
Republic of the Marshall Islands	$3,716	$4,355

Hong Kong	2,770	1,679
British Virgin Islands	1,998	3,926
Seychelles	1,454	2,331
Saint Vincent and Grenadines(1)	796	453
Other(2)	1,659	254
Total	$12,393	$12,998
Solana
Republic of the Marshall Islands	$1,496	$1,919
Hong Kong	935	1,225
British Virgin Islands	2,374	1,563
Seychelles	803	1,567
Saint Vincent and Grenadines(1)	286	298
Other(2)	4	6
Total	$5,898	$6,578
USDC
Republic of the Marshall Islands	$1,400	$861
Hong Kong	1,335	733
British Virgin Islands	952	1,044
Seychelles	818	960
Saint Vincent and Grenadines(1)	372	176
Other(2)	510	65
Total	$5,387	$3,839
Other Digital Assets
Republic of the Marshall Islands	$10,459	$5,784
Hong Kong	14,107	6,383
British Virgin Islands	8,678	8,256
Seychelles	5,896	6,054
Saint Vincent and Grenadines(1)	4,091	2,158
Other(2)	523	369
Total	$43,754	$29,004
All Digital Assets
Republic of the Marshall Islands	$31,394	$34,609
Hong Kong	26,929	24,740
British Virgin Islands	22,188	21,727
Seychelles	13,841	19,944
Saint Vincent and Grenadines(1)	12,725	5,098
Other(2)	3,628	983
Total	$110,705	$107,101
(1)Saint Vincent and Grenadines did not have over 10% of revenue during the fiscal year 2024, prior year balances provided for comparability purposes.
(2)No other individual jurisdiction accounted for more than 10% of exchange aggregation revenue in each respective period.
For more information regarding the characteristics of digital assets, see “Item 1. Business – Our Industry.” These digital assets are generally available in all jurisdictions in which the Exodus Platform is available. See “Note 3 - Revenue
Recognition” to our consolidated financial statements included in this report.

Business-to-Business Partnerships
XO Swap
We contract with third parties to provide them with a connection to our Exchange Aggregator and, in turn, receive both transaction-based and subscription-based fees in accordance with our agreement with the applicable API Provider. For purposes of our API agreements, the API Provider does not make a distinction between the source of the user, meaning we earn transaction-based or subscription-based revenue, as applicable, from our API Providers in connection with both
Exodus users and users sourced through XO Swap. For example, in September 2024, we announced our second XO Swap partnership with Ledger to introduce XO Swap to Ledger Live™. This partnership allows Ledger users to access our
Exchange Aggregator directly from their Ledger self-custody wallets. As a result of this integration, Ledger users have access to all services offered and performed by our API Providers for over 30,000 digital assets, with any swapped digital assets delivered directly to the user’s Ledger wallet. Like transactions involving Exodus users, XO Swap transactions occur as on-chain transactions that are transparent and secure.
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
2025 Highlights
During 2025, we made progress around our main growth initiatives, which are Exodus Platform User Growth and
Marketing, Partnership Strategy, and Acquisitions.
Exodus Pay
On December 9, 2025, Exodus announced the planned launch of Exodus Pay, a self-custodial platform integrated directly into the Exodus app. Exodus Pay connects users directly with industry-leading third-party service providers to allow users to spend digital assets through a virtual card or Apple Pay, send digital dollars or stablecoins to peers, and earn rewards, all while maintaining control of their assets. This launch, anticipated for early 2026, is the first step in Exodus’ evolution from a self-custodial digital asset wallet into a single app for holding, spending, and transferring digital dollars, without compromising self-custody.
Tokenization of Class A Shares
On October 20, 2025, the Company announced its shareholders may choose to hold their Exodus Class A shares with common stock tokens on the Solana blockchain, enabled through co-transfer agent Superstate.

Gratitud Interna Ltd.
On November 10, 2025, we acquired substantially all of the assets of Gratitud Interna Ltd., a Latin American crypto payments platform. This asset purchase expanded our payments capabilities by adding technology in development, an assembled workforce, and a trade name supporting crypto-based merchant transactions in the Latin America market.
Master Digital Currency Loan Agreement
On November 17, 2025, the Company incurred indebtedness in the principal amount of $60.0 million ("November 2025
Loan") pursuant to a loan term sheet executed under its Master Digital Currency Loan Agreement with Galaxy Digital
LLC. As of December 31, 2025, the November 2025 Loan has been fully repaid.
Stock Purchase Agreement
On November 24, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with W3C
Corp. (the “Target”) and Garth Howat (“Seller”), pursuant to which the Company agreed to acquire from Seller all of the issued and outstanding shares of capital stock of the Target. The Target and its subsidiaries include Monavate Holdings
Ltd. and its subsidiaries (collectively, “Monavate”) and Baanx.com Ltd. and Baanx US Corp (collectively, “Baanx”).
Monavate is a global leader in payment solutions for FinTech, Web3 and global enterprises, and Baanx is a leading provider of non-custodial cards and Business-to-Business-to-Consumer digital asset services.
Pursuant to the Purchase Agreement, the Company will acquire the Target for aggregate cash consideration of approximately $175 million, subject to customary adjustments for indebtedness, cash, working capital and transaction expenses. If completed, the acquisition is expected to enhance our payments infrastructure and support the continued
development of regulated fiat and crypto financial services.
Partnership Strategy
We collectively refer to our XO Swap and Passkeys product offerings as business-to-business partnerships.
XO Swap – delivers our Exchange Aggregator technology to partner companies. Revenues generated from our business-to-
business partnerships increased from 9% of total revenue in fiscal year 2024 to 16% of total revenue in fiscal year 2025.
We have built our Exchange Aggregator over the past decade, and we believe these results have validated the value that it can provide partners as well. Over the next few years, we intend to develop more products to offer, leveraging the experience and technology we have built for our own platform to add value to the digital asset and broader FinTech communities.
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
Acquisitions
Additionally, we have identified a pipeline of additional targets. While there can be no guarantees that we will be able to acquire any of the potential targets on acceptable terms or at all, we believe we are well positioned to successfully execute on our acquisition strategy by leveraging our scale, access to capital markets, and overall liquidity position. To that end, we have incurred transaction-related expenses during 2025 and expect that trend to continue in the near term.
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

Cloud based infrastructure expense – Cloud infrastructure expenses were $7.8 million, an increase of $0.1 million for the year ended December 31, 2025, compared to the prior year. We anticipate increased cloud infrastructure expenses as the platform continues to grow due to increased database capacity and new users.
Investment in human capital - Costs related to investment in human capital (including recruiting costs, salary, incentive and compensation costs) were $55.6 million, an increase of $10.4 million for the year ended December 31, 2025, compared to the prior year. As the Exodus Platform continues to expand, we anticipate the need to add more team members to accommodate the growth in our business, which is expected to materially increase expenses as a result of the impact on the human capital costs described above. Human capital costs are also expected to increase due to the need to add additional team members to address compliance with the evolving regulatory environment, including as a publicly traded company.
Marketing expenses – Marketing-related costs were $11.0 million, an increase of $6.2 million for the year ended
December 31, 2025, compared to the prior year. In the year ended December 31, 2025, the increase was primarily due to increased spending on website advertisements targeted at digital asset focused spaces and on online platforms, such as the
App Store, and marketing agency expenses. To date, we have primarily focused our marketing strategy toward user growth.
We continue to evaluate our marketing strategy, and in the future, may decide to refocus the current strategy to a more competitive approach, which would be expected to substantially increase marketing-related expenses.
Changes in tax laws – We operate in various jurisdictions and are subject to changes in applicable tax laws, treaties or regulations in those jurisdictions. A material change in the tax laws, treaties or regulations, or their interpretation, of any jurisdiction with which we do business, or in which we have significant operations, could adversely affect us. For example, the new Pillar 2 approach, which came into effect in 2023 in certain jurisdictions, will establish a global minimum tax rate of 15%, such that multinational enterprises with an effective tax rate in a jurisdiction below this minimum rate will need to pay additional tax. While many aspects of the application of Pillar 2 remain to be clarified, including how the jurisdictions in which we operate, and those in which we and our subsidiaries are based, choose to implement the Organization for
Economic Cooperation and Development’s approach in their tax treaties and domestic tax laws, we do not expect Pillar 2 to apply in 2025. On July 4, 2025, the "One Big Beautiful Bill Act" (P.L. 119‑21) was enacted into law. The legislation reinstates and extends several provisions of the 2017 Tax Cuts and Jobs Act, including permanent 100% bonus depreciation, enhanced Section 179 expensing, full R&D expense deduction for domestic expenditures and modification to the international tax framework. The primary impact of the legislation is the acceleration of deductions related to research and development costs incurred in the U.S. which did not have a material impact on the Company’s effective tax rate during the year ended December 31, 2025.
Growth Initiative and Transaction-Related Expenses
During the year ended December 31, 2025, the Company incurred $8.3 million in expenses associated with the evaluation and negotiation of, and travel due to, prospective business acquisitions. The Company expects to continue evaluating potential acquisition opportunities during 2026, which may result in additional transaction-related expenses. These expenses primarily include legal and advisory costs and are recorded within general and administrative expenses in the accompanying consolidated statements of operations and comprehensive (loss) income. There were no growth initiative expenses in the year ended December 31, 2024.
In addition, the Company incurred $16.6 million and $5.7 million in revenue sharing expenses related to its business-to-
business partnerships for the years ended December 31, 2025 and 2024, respectively. While the Company does not control the operations or growth of its partners, their success can directly impact our own performance. As these partners grow or as new partnerships are formed, our associated revenue sharing expenses are expected to increase. These expenses are included within technology, development, and user support expenses in the consolidated statements of operations and comprehensive (loss) income.
Monthly Active Users
To measure user activity, we primarily rely on the number of Monthly Active Users ("MAUs") of our Exodus Platform.
We define an MAU as any user with activity history in any month. A user has “activity history” if, in the applicable calendar month, the user performed any activity within the application such as opening their application to check digital asset prices, reading news, or accessing the services of our API Providers. MAUs provide a measurement of user engagement, allowing management to compare engagement over time. MAUs consist of both funded wallets and unfunded wallets. Because Exodus users do not have accounts, users do not close an account. Therefore, users may be inactive one month and active the next as they re-engage with the platform. A growing MAUs measurement over time indicates that interest in the Exodus Platform is increasing. Management views increasing interest in the Exodus Platform over time as a key indicator of increasing revenue, especially for MAUs outside of the United States as the likelihood of revenue generating transactions increases as user interest increases.

MAUs were 1.5 million and 2.3 million as of December 31, 2025 and 2024, respectively, reflecting a year over year decrease of 0.8 million, or 35%. We believe this decrease in MAUs was primarily attributable to a declining consumer-
related sentiment and a lower cryptocurrency market cap compared to the prior year, leading to decreased trading activity, as well as a nonrecurring, one-time Passkeys Wallet promotional campaign that took place near the close of 2024. Our strategic focus remains on expanding our active user base, improving app features, and expanding our business-to-business partnerships. We believe that over the long term, consumer interest in digital assets and digital asset markets will again increase. However, during any given period, we cannot be certain that our MAU growth efforts will be effective or that interest in digital assets will remain at current reduced levels, decline or increase.
Quarterly Funded Users
In addition to MAUs, we utilize Quarterly Funded Users ("QFUs") to assess user trends and market sentiment. QFUs are defined as unique users with an Exodus wallet that was funded at any point prior to or during the fiscal quarter and during which the user remained active, i.e. opening the app during the period. A wallet is considered “funded” if it holds a non-
zero balance of any supported digital asset, QFUs offer a longer-term view of engagement by capturing users who have already funded their wallets.
QFUs totaled 1.7 million and 1.9 million as of December 31, 2025 and 2024, respectively, reflecting a decrease of 0.2 million, or 11%. This decrease reflects a reduction in user engagement as the cryptocurrency market cap has decreased from the end of 2024. Of our two user metrics, we expect MAUs to fluctuate more significantly in response to app usage patterns and broader market conditions. In contrast, QFUs provide a longer-term view of engagement, representing a more stable cohort—users with funded wallets actively participating in the Exodus Platform.
We consider both MAUs and QFUs to be Key Performance Indicators that provide insight into user activity and platform engagement. While MAUs may fluctuate more significantly due to changes in app usage patterns and broader market conditions, QFUs offer a longer-term view of engagement by capturing users with actively funded wallets. Management uses these metrics to monitor platform health, inform product and marketing strategies, and assess user trends over time.
Results of Operations
The following table presents our consolidated results of operations for December 31, 2025 and 2024:

(in thousands, except percentages)	December 31, 2025	December 31, 2024	$ Change	% Change
REVENUES	$121,551	$116,272	$5,279	4.5%
EXPENSES (INCOME)
Technology, development and user support	62,930	46,033	16,897	36.7%
General and administrative	66,283	39,506	26,777	67.8%
Loss (gain) on digital assets, net	18,892	(96,111)	115,003	(119.7)%
Gain on sale of future token interests	(2,000)	—	(2,000)	*
Impairment on other assets	179	336	(157)	(46.7)%
Staking and other income	(271)	(1,244)	973	(78.2)%
Other loss, net	512	209	303	145.0%
Interest income	(4,892)	(3,315)	(1,577)	47.6%
Interest expense	570	—	570	*
(Loss) income before income taxes	(20,652)	130,858	(151,510)	(115.8)%
INCOME TAX EXPENSE	9,299	(17,900)	27,199	(151.9)%
NET (LOSS) INCOME	$(11,353)	$112,958	$(124,311)	(110.1)%
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(1,372)	725	(2,097)	(289.2)%
COMPREHENSIVE (LOSS) INCOME	$(12,725)	$113,683	$(126,408)	(111.2)%
*Percentage variances not considered meaningful.
Revenues increased $5.3 million, or 4.5%, for the year ended December 31, 2025, compared to the year ended
December 31, 2024. The increase was primarily driven by exchange aggregation revenue, which increased $3.6 million, or
3.4%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, which was primarily attributable to volume exchange growth related to our business-to-business partner efforts. Non-exchange aggregation (i.e.,

fiat onboarding, staking, consulting, and other) revenue increased $1.7 million, or 18.3%, for the year ended December 31,
2025, compared to the year ended December 31, 2024, primarily driven by higher staking revenue and new reward mechanisms. For the year ended December 31, 2025, five API Providers each accounted for more than 10% of our revenues and collectively generated 69.1% of revenue. For the year ended December 31, 2024, five API providers each accounted for more than 10% each of revenues and collectively generated 77.4% of revenue.
The following table summarizes the revenue by users of the platform and the business-to-business partnerships for the years ended December 31, 2025 and 2024:

(Amounts in thousands, except percentages)	December 31, 2025		December 31, 2024
	Amount	% of Revenues	Amount	% of Revenues
Exchange aggregation - users	$92,480	76.2%	$99,386	85.5%
Exchange aggregation - partnerships	18,225	15.0	7,715	6.6
Fiat onboarding - users	5,033	4.1	3,926	3.4
Fiat onboarding - partnerships	13	-	15	-
Staking - users	4,350	3.6	2,284	2.0
Consulting - users	25	-	19	-
Consulting - partnerships	885	0.7	1,288	1.1
Other - users	527	0.4	136	0.1
Other - partnerships	13	-	1,503	1.3
Total	$121,551	100.0%	$116,272	100.0%
Technology, development and user support expenses increased $16.9 million, or 36.7%, for the year ended December 31,
2025, compared to the year ended December 31, 2024. The increase was primarily due to a $11.0 million increase in partner fee expense related to our new business-to-business partnerships, a $5.4 million increase in team member compensation and benefit expense as a result of increased salary for newly hired management positions, a $1.4 million decrease in capitalized labor and a $0.3 million increase in consulting costs as a result of the continued expansion of our platform and addition of new users, offset by a $1.7 million decrease in depreciation and amortization expense
General and administrative expenses increased $26.8 million, or 67.8%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was primarily due to a $6.4 million increase in legal and consulting expenses, a $6.2 million increase in marketing expenses, a $5.0 million increase in team member compensation and benefit expenses, a $5.0 million increase in meeting and travel expenses, a $2.5 million increase in regulatory expenses, a $2.0 million increase in expense associated with the issuance of warrants, a $1.6 million increase in political contributions and a
$0.9 million increase in subscription expense, partially offset by a decrease of $3.0 million in foreign currency expenses.
During the year ended December 31, 2025, the Company recognized net realized losses from exchange of digital assets of
$2.1 million and net unrealized losses from remeasurement of digital assets of $16.8 million. For the year ended
December 31, 2024, the Company recognized net realized gains from exchange of digital assets of $7.7 million and net unrealized gains from remeasurement of digital assets of $88.4 million.
Income tax benefit was $9.3 million for the year ended December 31, 2025, compared to an income tax expense of $17.9 million for the year ended December 31, 2024. In 2025 and 2024, state and local income taxes in California and Nebraska comprise the majority of the domestic state and local income taxes, net of federal tax. The effective tax rate during 2025 was 45.0% compared to 13.6% in 2024. For the year ended December 31, 2025, the change from the statutory tax rate to the effective rate was primarily due to a benefit related to stock option exercises net of non-deductible executive compensation, U.S. Foreign Derived Intangible Income and research and development tax credits partially offset by nondeductible expenses. For the year ended December 31, 2024, the change from the statutory tax rate to the effective rate was primarily due to a benefit related to stock option exercises, net of non-deductible executive compensation, and U.S.
Foreign Derived Intangible Income partially offset by change in valuation allowance.

Liquidity and Capital Resources
Overview
Our primary source of funding is from API fee revenues. We fund our operational costs from these revenues. Our primary use of funds is payment of our operating costs, which consist mostly of compensation and benefit expenses and security costs. As of the date of this filing, based on current operating plans, we believe that our existing cash and cash equivalents,
USDC and digital assets, together with cash generated from our operations, will be sufficient to fund our operations and anticipated growth for the next twelve months and thereafter for the foreseeable future. We may seek to opportunistically raise additional capital through private or public equity securities offerings in the future. From time to time, we may also enter into financing arrangements. For example, on November 17, 2025, we entered into a Loan Term Sheet under its
Amended and Restated Master Digital Currency Loan Agreement with Galaxy Digital LLC, pursuant to which the
Company borrowed $60.0 million (the “Galaxy Loan”). As of December 31, 2025, the Galaxy Loan was paid in full.
We expect that increased market acceptance of digital assets and blockchain technology, combined with our expected continued growth of the Exodus Platform, market acceptance of our services and ability to attract and retain users on our platform, should support our ability to generate sufficient cash to meet our requirements and plans for cash.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	December 31, 2025	December 31, 2024	$ Change
Net cash used in operating activities	$(25,561)	$(12,042)	$(13,519)
Net cash provided by investing activities	$7,657	$43,887	$(36,230)
Net cash used in financing activities	$(15,041)	$(5,338)	$(9,703)
Net (decrease) increase in cash and cash equivalents	$(32,945)	$26,507	$(59,452)
Net Cash Used In Operating Activities
Net cash used in operating activities increased by $13.5 million for the year ended December 31, 2025, as compared with the year ended December 31, 2024. The primary drivers of the increase were a change in losses on digital assets of $115.0 million, a decrease of $13.3 million in operating activities settled in digital assets and USDC, an increase of $7.0 million to share-based compensation, an increase of $2.0 million in expense associated with the issuance of warrants, partially offset by a change in net loss of $124.3 million and deferred tax benefit of $27.7 million. The primary drivers of the decrease in operating activities settled in digital assets and USDC included an increase in revenues of $11.3 million and a decrease in currency translation adjustments of $2.1 million, offset by a $20.7 million increase in expenses and a decrease in accounts receivable and other current assets of $6.8 million.
Net Cash Provided By Investing Activities
Net cash provided by investing activities decreased by $36.2 million for the year ended December 31, 2025, as compared with the year ended December 31, 2024. The decrease was primarily related to an $80.0 million increase to loans receivable, an increase of $28.1 million in net disposals of digital assets and an increase of $16.0 million of net change in treasury bills investments and redemptions.
Net Cash Used In Financing Activities
Net cash used in financing activities increased by $9.7 million for the year ended December 31, 2025, as compared with the year ended December 31, 2024. This was primarily driven by cash used for the repurchase of shares of our common stock to pay employee withholding taxes.
Total Digital Assets and Liquid Assets
The following tables show the Company’s holdings of digital assets and cash and cash equivalents (including treasury bills with a maturity date of less than three months), USDC, and treasury bills with a maturity date of greater than three months.

The digital asset holdings as of December 31, 2025 and 2024 were:

(in thousands, except units)	December 31, 2025
	Units	Cost Basis	Fair Value
Bitcoin	1,704	$53,449	$149,164
Ether	1,898	3,476	5,633
Solana	12,473	2,385	1,552
Other	172,189,617	102	98
Digital assets		$59,412	$156,447

(in thousands, except units)	December 31, 2024
	Units	Cost Basis	Fair value
Bitcoin	1,941	$69,707	$181,238
Ether	2,655	4,967	8,847
Solana	24,472	2,241	4,628
Other	10,011,770	5,641	1,646
Digital assets		$82,556	$196,359
The liquid asset holdings as of December 31, 2025 and 2024 were:

(in thousands)	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
As of December 31, 2025
Cash and cash equivalents	$4,938	$4,938	$—	$—
USDC	222	222	—	—
Total liquid assets	$5,160
As of December 31, 2024
Cash and cash equivalents	$37,883	$37,883	$—	$—
USDC	12	12	—	—
Treasury bills	30,490	30,490	—	—
Total liquid assets	$68,385
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
Certain of our accounting policies, as discussed below, involve a higher degree of judgment and complexity in their application and, therefore, represent the critical accounting estimates used in the preparation of our consolidated financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For additional discussion of our critical accounting estimates, as well as our significant accounting policies, see “Note 2 - Summary of Significant Accounting Policies” to our consolidated financial statements in this report.

Income Taxes
We determined that income taxes involve critical estimates based on management’s significant judgments to determine our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets, including, for example, compliance with the 2017 United States Tax Cuts and Jobs Act. On July 4, 2025, the “One
Big Beautiful Bill Act” (P.L. 119‑21) was enacted into law. The legislation reinstates and extends several provisions of the
2017 Tax Cuts and Jobs Act, including permanent 100% bonus depreciation, enhanced Section 179 expensing, full research and development expense deduction for domestic expenditures and modification to the international tax framework. The primary impact of the legislation is the acceleration of deductions related to research and development costs incurred in the
U.S., which did not have a material impact on the Company’s effective tax rate for the year ended December 31, 2025. To the extent that our estimates and assumptions materially change, or if actual circumstances differ materially from those in the assumptions, our financial statements could be materially impacted.
We utilize the asset and liability method for computing our income tax provision. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as operating loss, capital loss and tax credit carryforwards, using enacted tax rates. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. Assessing the need for a valuation allowance requires a great deal of judgment and we consider all available evidence to determine whether it is more likely than not that our deferred tax assets are recoverable. We evaluate all available evidence including, history of earnings and losses, taxable income forecasts and whether the evidence is objective. See "Note 11 - Income Taxes" to our consolidated financial statements in this report.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be maintained by the examination of taxing authorities. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized within the provision for income taxes. See “Note 11 - Income Taxes” to our consolidated financial statements in this report.
For U.S. federal tax purposes, digital asset transactions are accounted for by recognizing a gain or loss when digital assets are exchanged, in the amount of the difference between the fair market value of the property received and the tax basis of the exchanged digital assets. Receipts of digital assets in exchange for goods or services are included in taxable income at the fair market value on the date of receipt.

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
dollars on a timely basis, if at all, or for a fair price. If the value of our digital assets decline, or if we experience difficulties converting our digital assets to U.S. dollars, we may not have sufficient liquidity to satisfy our liabilities, expenses and costs as they become due, which may negatively affect our business operations and financial condition. A hypothetical
10% increase or decrease in the digital assets held would have resulted in a change to the fair value of $15.6 million and
$19.6 million as of December 31, 2025 and 2024, respectively.
Interest rate risk
The Company is exposed to interest rate risk primarily through its notes receivable, which bears interest at a fixed rate. Due to the interest rate on the notes receivable being fixed, changes in market interest rates do not affect the amount of interest income earned over the life of the receivable. However, fluctuations in market interest rates may affect the fair value of the receivable. The Company does not currently use derivative financial instruments to manage interest rate risk related to this receivable.
Additionally, the Company's exposure to changes in interest rates primarily relates to interest earned on our cash and cash equivalents and U.S. Treasury bills with maturities of six months or less. We had no outstanding debt or U.S. Treasury bills subject to interest rate risk as of December 31, 2025, and consequently, we do not currently expect to be exposed to fluctuations in interest rates for the foreseeable future.
Our investment policy and strategy related to our cash, cash equivalents, and treasury bills is to preserve capital and meet liquidity requirements without increasing risk. Our cash and cash equivalents consist of money market funds denominated in U.S. dollars, cash deposits, and treasury bills acquired with less than three months to maturity. Treasury bills outside of cash and cash equivalents include amounts acquired with three months to twelve months to maturity. Therefore, the fair value of our cash, cash equivalents, and treasury bills would not be significantly affected by either an increase or a decrease in interest rates. A hypothetical 100 basis points increase or decrease in average interest rates applied to our daily balances held as of December 31, 2025 would not have resulted in material impact on our financial results, whereas the same change applied to our daily balances held as of December 31, 2024, would have resulted in a $0.7 million increase or decrease, respectively, in interest earned on cash, cash equivalents, and treasury bills.
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
We recognized net foreign currency gains of $1.9 million and losses of $1.1 million for the years ended December 31, 2025 and 2024, respectively, in general and administrative expense in the consolidated statements of operations and comprehensive (loss) income. If an adverse 10% foreign currency exchange rate change was applied to total monetary assets, liabilities, and commitments denominated in currencies other than the functional currencies at the balance sheet date, it would not have resulted in a material impact on our financial results.
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
Foreign currency translation risk
Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. We recognized losses on translation adjustments, net of tax, of $1.4 million for the year ended
December 31, 2025, compared to gains on translation adjustments, net of tax, of $0.7 million for the year ended
December 31, 2024, in the consolidated statements of operations and comprehensive (loss) income. As of December 31,
2025 and 2024, a 10% increase or decrease on foreign currency exchange rates for translation purposes would not have resulted in a material impact on our financial results.

PART II—OTHER INFORMATION

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Exodus Movement, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Exodus Movement, Inc. and subsidiaries (the
"Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive
(loss) income, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
March 11, 2026
We have served as the Company's auditor since 2023.

Exodus Movement, Inc.
Consolidated Balance Sheets
as of December 31, 2025 and 2024

(In thousands, except share and par value)	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,938	$37,883
U.S. dollar coin	222	12
Treasury bills	-	30,490
Accounts receivable	5,141	7,654
Prepaid expenses	2,996	2,326
Income tax receivable	3,401	4,305
Loans receivable, net	80,584	-
Other current assets	1,995	125
Total current assets	99,277	82,795
OTHER ASSETS
Fixed assets, net	458	357
Digital assets	156,447	196,359
Software assets, net	4,565	6,129
Definite and indefinite-lived intangible assets, net	4,928	2,146
Other long-term assets	1,087	209
Total other assets	167,485	205,200
TOTAL ASSETS	$266,762	$287,995
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,176	$1,162
Accrued liabilities	2,210	2,952
Payroll liabilities	3,975	4,219
Other current liabilities	-	12
Total current liabilities	7,361	8,345
LONG-TERM LIABILITIES
Other long-term liabilities	-	344
Deferred tax liability	11,991	21,779
Total long-term liabilities	11,991	22,123
Total liabilities	19,352	30,468
SHAREHOLDERS' EQUITY
Preferred stock
$0.000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Class A Common Stock
$0.000001 par value, 300,000,000 shares authorized,	-	-
10,358,554 issued and outstanding as of December 31, 2025	-	-
8,460,707 issued and outstanding as of December 31, 2024	-	-
Class B Common Stock
$0.000001 par value, 27,500,000 shares authorized,	-	-
19,185,163 issued and outstanding as of December 31, 2025	-	-
19,749,388 issued and outstanding as of December 31, 2024	-	-
ADDITIONAL PAID IN CAPITAL	126,995	124,387
ACCUMULATED OTHER COMPREHENSIVE LOSS	(2,124)	(752)
RETAINED EARNINGS	122,539	133,892
Total shareholders' equity	247,410	257,527
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$266,762	$287,995
The accompanying notes are an integral part of these consolidated financial statements.

Exodus Movement, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
for the Years Ended December 31, 2025 and 2024

(In thousands, except per share amounts)	2025	2024
REVENUES	$121,551	$116,272
EXPENSES (INCOME)
Technology, development and user support	62,930	46,033
General and administrative	66,283	39,506
Loss (gain) on digital assets, net	18,892	(96,111)
Gain on sale of future token interests	(2,000)	—
Impairment on other assets	179	336
Staking and other income	(271)	(1,244)
Other loss, net	512	209
Interest income	(4,892)	(3,315)
Interest expense	570	—
(Loss) income before income taxes	(20,652)	130,858
INCOME TAX BENEFIT (EXPENSE)	9,299	(17,900)
NET (LOSS) INCOME	$(11,353)	$112,958
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(1,372)	725
COMPREHENSIVE (LOSS) INCOME	$(12,725)	$113,683
Net (loss) income per share
Basic net (loss) income per share of common stock - Class A	$(0.39)	$4.30
Basic net (loss) income per share of common stock - Class B	$(0.39)	$4.30
Diluted net (loss) income per share of common stock - Class A	$(0.39)	$3.52
Diluted net (loss) income per share of common stock - Class B	$(0.39)	$3.52
Weighted average number of shares and share equivalents outstanding
Weighted average number of shares used in basic computation - Class A	9,515	5,371
Weighted average number of shares used in basic computation - Class B	19,492	20,925
Weighted average number of shares used in diluted computation - Class A	9,515	9,051
Weighted average number of shares used in diluted computation - Class B	19,492	23,012
The accompanying notes are an integral part of these consolidated financial statements.

Exodus Movement, Inc.
Consolidated Statements of Shareholders’ Equity
for the Years Ended December 31, 2025 and 2024

	Number of Shares		Amounts
(In thousands)	Class A Shares	Class B Shares	Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
Balance as of January 1, 2024	4,320	21,760	$122,558	$(1,477)	$(17,320)	$103,761
Cumulative effect adjustment to the opening balance of retained earnings for ASU 2023-08 adoption, net of tax	-	-	-	-	38,254	38,254
Share-based compensation	-	-	7,157	-	-	7,157
Exercised options, net of options withheld for taxes and exercise price	-	1,170	(928)	-	-	(928)
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	959	-	(4,400)	-	-	(4,400)
Conversion of Class B to Class A	3,181	(3,181)	-	-	-	-
Foreign currency translation adjustment	-	-	-	725	-	725
Net income	-	-	-	-	112,958	112,958
Balance as of December 31, 2024	8,460	19,749	$124,387	$(752)	$133,892	$257,527
Share-based compensation	-	-	14,337	-	-	14,337
Exercised options, net of options withheld for taxes and exercise price	-	262	(2,066)	-	-	(2,066)
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	1,017	-	(12,863)	-	-	(12,863)
Issuance of Common Stock as non-cash consideration for asset acquisition	56	-	1,220	-	-	1,220
Conversion from Class B to Class A	826	(826)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(1,372)	-	(1,372)
Equity warrants	-	-	1,980	-	-	1,980
Net loss	-	-	-	-	(11,353)	(11,353)
Balance as of December 31, 2025	10,359	19,185	126,995	(2,124)	122,539	247,410
The accompanying notes are an integral part of these consolidated financial statements.

Exodus Movement, Inc.
Consolidated Statements of Cash Flows
for the Years Ended December 31, 2025 and 2024

(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,353)	$112,958
Adjustments to reconcile net (loss) income to net cash used in operating activities, net of assets acquired
Depreciation and amortization	3,753	5,335
Deferred tax (benefit) expense	(9,801)	17,924
Impairment of other assets	179	336
Loss (gain) on digital assets, net	18,892	(96,111)
Gain on sale of future token interests	(2,000)	—
Staking and other income	(271)	(1,244)
Other loss, net	512	209
Share-based compensation	13,611	6,596
Noncash equity-based compensation - warrants	1,980	—
Accrued interest income	(1,923)	(2,225)
Other operating activities settled in digital assets and USDC (1)	(38,898)	(52,172)
Change in operating assets and liabilities:
Accounts receivable	397	71
Prepaid expenses	620	(687)
Other current assets	(335)	(4,215)
Other long-term asset	79	(109)
Accounts payable	69	111
Accrued liabilities	(716)	2,952
Income tax payable	—	(989)
Other current liabilities	(13)	(714)
Other long-term liabilities	(343)	(68)
Net cash used in operating activities	(25,561)	(12,042)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in SAFE notes	(600)	—
Purchase of equity security	(249)	—
Purchases of long-lived assets	(1,648)	(201)
Proceeds from sale of future token interests	2,000	—
Purchases of fixed assets	(267)	(273)
Purchases of treasury bills	(4,938)	(76,667)
Redemption of treasury bills	35,692	91,403
Purchases of digital assets	(5,895)	(2,533)
Disposal of digital assets held	63,662	32,158
Issuance of loan receivables	(80,000)	—
Other investing activities	(100)	—
Net cash provided by investing activities	7,657	43,887
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on term loan	60,000	—
Payments on term loan	(60,000)	—
Repurchase of shares to pay employee withholding taxes	(15,076)	(5,351)
Exercise of stock options	35	13
Net cash used in financing activities	(15,041)	(5,338)

Change in cash and cash equivalents	(32,945)	26,507
Cash and cash equivalents, beginning of period	37,883	11,376
Cash and cash equivalents, end of period	$4,938	$37,883
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash issuance of stock	$80	$10
Non-cash purchase of fixed assets	$(36)	$(44)
Non-cash option exercises	$32	$3,074
Non-cash capitalized software costs settled in digital assets and stock (including share-based compensation of $726 and $561 respectively)	$(2,118)	$(3,532)
Non-cash capitalized interest on notes receivable	$600	$—
Long-lived assets acquired through equity issuance	$1,220	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on debt	$570	$—
(1) See "Note 6 - Intangible Assets”
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements
1. Nature of Business
Exodus Movement, Inc. (“Exodus” or “the Company” or “we”) was incorporated in Delaware in July 2016. In December
2025, the Company effected the redomestication of the Company from the State of Delaware to the State of Texas. The
Company operates in the FinTech subsector of the greater blockchain and digital asset industry. The Company has developed an un-hosted self-custodial digital asset wallet on the Exodus Platform and contracts with third parties to provide various services to users that utilize the Company’s wallet through the platform.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company prepares its consolidated financial statements in conformity with U.S. GAAP. In the opinion of management, all adjustments necessary in order to make the consolidated financial statements not misleading have been included.
Use of Estimates
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates. Significant estimates inherent in the preparation of the consolidated financial statements include depreciation, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets, valuation of share-based compensation, valuation of equity warrants, reserves for litigation and other contingencies and accounting for income taxes, among others.
Principles for Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions
Assets and liabilities of international subsidiaries whose functional currency is the local currency are translated at the rate of exchange in effect on the consolidated balance sheet date; income and expenses are translated at the average exchange rates prevailing during the period. The effects of these translation adjustments are presented in the consolidated statements of shareholders’ equity and in the consolidated statements of operations and comprehensive (loss) income. Fluctuations in the Company’s functional currency from our net investment in the Company’s subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. Dollars.
Segment Reporting
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Executive Officer, also known as the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined that it operates as one operating segment and one reportable segment. Segment expenses are provided to the CODM on the same basis as disclosed in the consolidated statements of operations and comprehensive (loss) income which are used to evaluate company performance. The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements.
Revenue Recognition
The Company applies the provisions of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers (“ASC 606”), to determine the measurement of revenue and the timing of when it is recognized. Under
ASC 606, revenue is measured as the amount of consideration we expect to be entitled to, in exchange for transferring products or providing services to our customers and is recognized when performance obligations under the terms of contracts with our customers are satisfied. ASC 606 prescribes a five-step model for recognizing revenue from contracts with customers: (1) identify contract(s) with the customer; (2) identify the separate performance obligations in the contract;
(3) determine the transaction price; (4) allocate the transaction price to the separate performance obligations in the contract;
and (5) recognize revenue when (or as) each performance obligation is satisfied. Our primary customers are Application
Programming Interface Providers ("API Providers") who pay for access to the Exodus Platform.
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
Exchange Aggregation—There are two main types of contracts with API Providers, transaction-based contracts and tiered subscription contracts based on volume. The performance obligations under both types of contracts are such that the
Company allows the API Providers to provide software services which permit a user of Exodus’ un-hosted self-custodial digital asset software wallet to exchange one digital asset for another digital asset (the “Exchange Services”). The API
Providers supply an application program interface to permit the Exchange Services to be integrated into the un-hosted self-
custodial wallet software (the “Exchange API”). Under the terms and conditions of the agreements, the Company and the
Exchange API Providers have integrated the Exchange APIs into the Exodus wallet.
For transaction-based contracts, revenue is recognized when a transaction occurs between a user and the API Provider. The
Company receives from the API Provider a set percentage, per the contract, of the transaction value. As the majority of our revenue is transaction based, our revenue can vary significantly based on the volume of user transactions that occur each day. Because revenue is recognized based on our estimates of the user transaction value (using pricing information from an independent pricing source), network fees, and spread captured by the API Provider, any or all of which may differ from the actual amounts, there is variable consideration. The Company calculates an expected variable percentage to apply to the transaction when and as revenue generating activity (in the form of user transactions with API Providers) occurs, which is used to calculate the amount recognized. Because a transaction-based contract between the Company and the API Provider represents a series of distinct services, which occur daily, the variable consideration allocation exception allows the
Company in each case to allocate the consideration related to each individual user transaction to the period in which it is earned, since the pricing formula is consistent throughout the period. The variability in transaction price no longer exists after receipt of consideration. The transaction price is based on a percentage of the fair value of assets exchanged and is settled in Bitcoin.
For tiered subscription contracts, revenue is recognized monthly when the API Provider is invoiced a U.S. dollar amount based on the user transaction volume tier reached during the corresponding month. The invoice may be settled in an amount of either Bitcoin or U.S. Dollar Coin ("USDC"), at the election of the API Provider, equivalent in value to the U.S.
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
Fiat onboarding—Fiat on-ramps, powered by API Providers, such as Ramp network, facilitate an effortless exchange for users to buy digital assets with fiat currency through bank transfer, credit or debit card and Apple Pay. Users can sell digital assets for fiat currency and transfer to their bank account utilizing our off-ramp, which is currently powered by API
Providers such as MoonPay and Sardine. Exodus receives transaction-based fees from our third-party providers based on volume of currency exchanged. As the majority of our revenue is transaction based, our revenue can vary significantly based on the volume of user transactions that occur each day. Because revenue is recognized based on our estimates of the user transaction value (using pricing information from an independent pricing source), network fees, and spread captured by the API Provider, any or all of which may differ from the actual amounts, there is variable consideration. The Company calculates an expected variable percentage to apply to the transaction when and as revenue generating activity (in the form of user transactions with API Providers) occurs, which is used to calculate the amount recognized. Because a transaction-
based contract between the Company and the API Provider represents a series of distinct services, which occur daily, the variable consideration allocation exception allows the Company in each case to allocate the consideration related to each individual user transaction to the period in which it is earned, since the pricing formula is consistent throughout the period.
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
Because the transaction volume is not known at the time of contract inception, the contract is based by epoch period or daily period depending on the digital asset and their network validation rules. The Company has determined that the variable consideration is resolved at the end of the period. Revenue is recognized on a monthly basis based on the completion of the series of performance obligations during the period.
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
Concentration of Revenue
Revenue from API Providers exceeding 10% of total revenues for the years ended December 31, 2025 and 2024 were as follows:

(in thousands)	2025	2024
Company A	$14,820	$20,837
Company B	$18,357	$20,206
Company C	$19,434	$19,931
Company D (1)	$—	$16,196
Company E	$18,261	$12,807
Company F (2)	$13,161	$—
(1) Company did not have over 10% of revenue during the fiscal year 2025.
(2) Company did not have over 10% of revenue during the fiscal year 2024.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, money market mutual funds and treasury bills with an original maturity of three months or less.
U.S. Dollar Coin
USDC is a stablecoin digital asset that is backed by U.S. dollars or other liquid assets and accounted for as a financial instrument. USDC can be redeemed for one U.S. Dollar.
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
Accounts Receivable
The Company records accounts receivable at the invoiced amount. Accounts receivable are contractual rights to receive payment in the form of digital assets, stable coin, or cash, and are recognized as an asset on the consolidated balance sheets. Accounts receivable consists of earned but not yet received revenue accounted for in accordance ASC 606.
Accounts receivable that result in obtaining the right to receive a fixed amount of digital assets in the future are hybrid instruments, consisting of a receivable host contract that is initially measured at the fair value of the underlying digital assets and is subsequently carried at amortized cost, and an embedded forward feature based on the changes in the fair value of the underlying digital asset. The embedded forward is bifurcated from the host contract and is subsequently measured at fair value.
The Company applies ASC 326-20, Financial Instruments – Credit Losses, to record an allowance for doubtful accounts for receivables based on expected credit losses. In determining expected credit losses, the Company considers historical loss experience, the aging of its receivable balance, and the term between invoicing and when payment is due. Any accounts receivable balance shall be charged off in the period in which trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received. There have been no receivables charged off for the periods presented.
Loans Receivable, Net
Loans receivable, net are recognized when the Company has a legally enforceable right to receive cash or other financial assets under the terms of a written loan or promissory note. Loans receivable are initially recorded at the principal amount advanced and are subsequently carried at amortized cost, net of any allowance for credit losses. The Company evaluates loans receivable for expected credit losses in accordance with ASC 326, Financial Instruments—Credit Losses, and records an allowance for credit losses when necessary based on management’s assessment of expected collectability.
Interest income is recognized using the effective interest method. Loan origination fees received, net of certain direct loan origination costs, are deferred as an adjustment to the carrying value of the related loans and amortized into interest income over the estimated life of the loans. Contractual exit fees associated with loans receivable are accounted for as adjustments to yield and amortized into interest income using the effective interest method over the expected term of the loans. For loans that provide for the capitalization of interest, accrued interest is added to the carrying value of the loan receivable in accordance with the contractual terms and is not separately presented as accrued interest receivable.
Fair Value Measurements
Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:
•Level 1 – Quoted prices for identical instruments in active markets.
•Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
•Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are not observable.
Prices may fall within Level 1, 2 or 3 depending upon the methodology and inputs used to estimate fair value for each specific security. In general, securities are priced using third-party pricing services. Securities not priced by pricing services are submitted to independent brokers for valuation and, if those are not available, internally developed pricing models are used to value assets using a methodology and inputs that market participants presumably would use to value the assets. Prices obtained from third-party pricing services or brokers are not adjusted. Subsequent to the adoption of
Accounting Standards Update ("ASU") 2023-08, the fair value of each digital asset is based on quoted (unadjusted) prices in the principal market for each digital asset. Such prices are based on Level 1 inputs in accordance with ASC 820 - Fair
Value Measurement.
Investments
The Company determines the classification of investments at the time of purchase and evaluates such classification at each balance sheet date. Investments over which the Company exercises significant influence, but does not control, are accounted for using the equity method of accounting. Investments over which the Company does not exercise significant influence are accounted for in accordance with ASC 321, Investments—Equity Securities ("ASC 321").
As of December 31, 2025, the Company held (i) investments in Simple Agreements for Future Equity (“SAFEs”) and (ii)
one investment in an equity security. The SAFEs represent contractual rights to acquire equity interests upon the occurrence of specified future events and do not provide the Company with voting rights, governance rights, or the ability to exercise significant influence over the issuers. Accordingly, the SAFEs are accounted for as cost method investments and are included within other long-term assets on the consolidated balance sheets. The Company’s investment in an equity security is accounted for in accordance with ASC 321 which is measured at fair value. Changes in the equity security fair value is recognized in other losses, net on the consolidated statement of operations and comprehensive (loss) income and the equity security is included within other long-term assets on the consolidated balance sheets. The Company evaluates its investments for impairment at each balance sheet date. An impairment loss is recognized when the carrying amount exceeds estimated fair value and the decline in value is determined to be other than temporary.

Convertible Note Receivable
In November 2025, the Company entered into a $0.1 million convertible loan agreement with an unrelated third party. The convertible note is accounted for as a note receivable within other long-term assets, in accordance with ASC 310 -
Receivables, on the Company's balance sheet and is recorded at amortized cost which approximates its fair value. The note accrues interest at a rate of 0.50% per annum above the 12-month EURIBOR, with interest beginning to accrue on January
1, 2027. The convertible note has a contractual maturity date of October 31, 2027, unless earlier converted in accordance with the terms of the agreement.
The convertible note includes conversion features that permit the outstanding principal and accrued interest to be converted into equity, of the unrelated third party, upon the occurrence of specified events, including (i) a qualifying equity financing,
(ii) an exit event, or (iii) at the election of the Company, if no qualifying financing has occurred, upon maturity. The conversion price component varies by each trigger event: in the event of a new financing round, it is the lowest fully-
diluted price per share multiplied by a 80.0% discount multiple subject to a contractual valuation cap of €15.0 million; for an exit event, it is the lower of the cap-based fully-diluted ("FD") price or the actual FD price in the exit; and for conversion on request, it is the cap-based FD price. As of December 31, 2025, the carrying amount of the convertible note receivable was $0.1 million, and no allowance for credit losses was recorded.
Variable Interest Entity
The Company evaluates its involvement with legal entities to determine whether the entity is a variable interest entity
("VIE") and whether consolidation is required under applicable accounting guidance. An entity is considered a VIE when, among other factors, (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or (ii) the equity holders at risk lack the characteristics of a controlling financial interest. If the Company has a variable interest in a VIE, it assesses whether it is the primary beneficiary. The primary beneficiary is the party that has both (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In assessing whether it has the power to direct the activities that most significantly impact a VIE's economic performance, the Company evaluates the substance of its contractual arrangements, governance rights, and decision-
making authority. Rights that are designed solely to protect the Company's interests, without providing substantive decision-making ability, are not considered indicators of power. If the Company determines that it is not the primary beneficiary of a VIE, the entity is not consolidated and the Company accounts for its involvement in accordance with other applicable accounting guidance.
Fixed Assets, Net
Fixed assets are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized and depreciated.
Digital Assets
Effective January 1, 2024, the company adopted ASU 2023-08, Improvements to Crypto Assets Disclosures. The Company
presents digital assets separately from other intangible assets, recorded as digital assets on the consolidated balance sheets.
The net activity from remeasurement of digital assets at fair value is reflected in the consolidated statements of operations and comprehensive (loss) income within expense (income). Digital assets that are received as noncash consideration in our revenue arrangements and sold for cash within seven days are presented as cash flows from operating activities in other operating activities settled in digital assets and USDC, while other digital asset activity held longer than seven days is reflected as cash flows from investing activities under disposal of digital assets held in the consolidated statements of cash flows. The Company uses a mix of non-custodial and custodial services at multiple locations that are geographically dispersed to store its digital assets. The Company has performed an analysis of the principal market. Refer to "Note 6 -
Intangible Assets", and "Note 13 - Fair Value Measurements", for additional information. The Company has ownership of and control over its digital assets. The cost basis is calculated on a first-in first-out basis.
Software Development Cost
The Company applies ASC 985-20, Software-Costs of Software to Be Sold, Leased, or Marketed, in analyzing the
Company’s software development costs. ASC 985-20 requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility for a software product in development. Software development costs associated with establishing technological feasibility are expensed as incurred. We apply ASC 350-40, Intangibles—
Goodwill and Other—Internal Use Software, in the review of certain system projects. These system projects generally relate to software not hosted on our users’ systems (as defined in ASC 350-40), where the user has no access to source code, and it is infeasible for the user to operate the software themselves without Exodus servers in place. In these reviews, all costs incurred during the preliminary project planning stages are expensed as incurred. Amortization of capitalized software development costs are included in technology, development and user support in the consolidated statements of operations and comprehensive (loss) income. During the years ended December 31, 2025 and 2024, the Company recorded
$0.2 million and $0.3 million, respectively, in software development impairment which is presented as impairment on other assets in the consolidated statements of operations and comprehensive (loss) income.
Indefinite-Lived Intangible Assets
The Company applies ASC 350-30, Intangibles-Goodwill and Other, General Intangibles Other Than Goodwill, in
analyzing the Company’s indefinite-lived assets. Indefinite-lived assets, primarily the Company’s domain name, are not amortized but are evaluated annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of the asset may exceed its fair value. If the carrying value of an indefinite-lived asset exceeds its fair value, an impairment charge is recognized in an amount equal to that excess.
Definite-Lived Intangible Assets
The Company applies ASC 350-30, Intangibles-Goodwill and Other, General Intangibles Other Than Goodwill, in
analyzing the Company’s definite-lived assets. The Company's intangible assets consist primarily of technology in development, an assembled workforce, and trade names. These intangible assets were capitalized at fair market value and are being amortized over their estimated useful lives.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, currently consisting of indefinite-lived intangible assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required to determine the fair value of our long-lived assets and measure impairment, which includes projected cash flows. Fair value is determined by using various valuation techniques, including discounted cash flow models, sales of comparable properties and third-party independent appraisals. Changes in estimated fair value could result in an impairment of the asset. There were no material impairment charges recorded for the periods reported. The Company performs its annual impairment test of long-lived assets as of December 31 and determined that no impairment existed for the Company’s long-lived assets the years ended
December 31, 2025 and 2024.
Share-based Compensation
Under the Company’s share-based compensation plans, certain team members, members of the Company’s Board, and its consultants have received grants of restricted stock units (“RSUs”) for Exodus Movement Class A common stock.
The Company accounts for RSUs as equity classified awards. For RSUs, the expense is measured based on the grant-date fair value and is recognized over the requisite service period for each vesting tranche of awards expected to vest, with forfeitures estimated based on historical experience and future expectations. Share-based compensation is included in expenses (income) on the consolidated statements of operations and comprehensive (loss) income.
Warrant Valuations
During fiscal year 2025, in connection with certain agreements, the company issued warrants to purchase shares of its common stock. The company measures the fair value of the warrants using the Black-Scholes option pricing model as of the issuance date. Exercisable warrants are equity based and recorded as a reduction in additional paid-in capital.
The material factors incorporated in the Black-Scholes model in estimating the fair value of the options and warrants granted for the periods presented were as follows:

•Expected dividend yield - The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.
•Expected stock-price volatility - The expected volatility is derived from the historical volatility of the Company's stock as there are no other publicly traded companies within our industry that we consider to be comparable over a period approximately equal to the expected term.
•Risk-free interest rate - The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.
•Expected term - The expected term represents the period that the awards are expected to be outstanding. Our historical warrant exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, we estimate the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.
•Fair value per share - The fair value per share is the fair price or theoretical value for a call or a put option based on six variables such as volatility, type of option, underlying stock price, time, strike price and risk-free rate.
(Loss) Earnings Per Share
The Company computes net (loss) income per share using the two-class method required for participating securities. The two-class method requires income available to common shareholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s Class A and Class B common stock were deemed participating securities. Basic net (loss)
income per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net (loss) income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of incremental shares issuable upon the exercise of stock options, warrants, and vesting of RSUs.
Income Taxes
The Company applies the provisions of ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statements of operations and comprehensive (loss) income in the period that includes the enactment date. The Company records valuation allowances to reduce its deferred tax assets to the amount that is more likely than not be realized.
In accordance with ASC 740, the Company recognizes, in its consolidated financial statements, the impact of the
Company's tax positions that are more likely than not to be sustained upon examination. The Company will determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. Upon determination that a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements. The Company recognizes interest and penalties for uncertain tax positions in income tax expense.
On July 4, 2025, the “One Big Beautiful Bill Act” (P.L. 119‑21) was enacted into law. The legislation reinstates and extends several provisions of the 2017 Tax Cuts and Jobs Act, including permanent 100% bonus depreciation, enhanced
Section 179 expensing, full research and development expense deduction for domestic expenditures and modification to the international tax framework. We are currently assessing its impact on our consolidated financial statements. The primary impact of the legislation is the acceleration of deductions related to research and development costs incurred in the U.S., which did not have a material impact on the Company’s effective tax rate for the year ended December 31, 2025.
Asset Acquisitions
When an acquisition does not meet the definition of a business combination because either: (i) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or group of similar identified assets, or (ii)
the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, we account for the acquisition as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather, any excess purchase consideration over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets as of the acquisition date and any direct acquisition-related transaction costs are capitalized as part of the purchase consideration. Purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date, which are measured in accordance with fair value measurement accounting principles. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. For information on the acquisition that we completed during the year ended December 31, 2025 that we accounted for as asset acquisitions, see "Note 6 - Intangible Assets.”
On November 10, 2025, the Company acquired substantially all of the assets of Gratitud Interna Ltd., a Latin American crypto payments platform. The aggregate purchase price was $2.7 million excluding transaction costs of $0.1 million, of which $1.5 million was paid in cash and $1.2 million was delivered in newly issued Class A shares. The Company issued
55,825 shares of Class A common stock, based on the 60-day volume-weighted average price of the Company’s Class A common stock as of that date. This asset purchase expanded our payments capabilities by adding technology in development, an assembled workforce, and a trade name supporting crypto-based merchant transactions in the Latin
America market.
Recently Issued Accounting Pronouncements Pending Adoption
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use
Software”. The amendments in ASU 2025-26 (i) remove all references to prescriptive software development “project stages,” (ii) refocus the capitalization threshold such that an entity begins capitalizing when (a) management authorizes and commits to funding the project and (b) it is probable that the project will be completed and used for its intended function
(subject to evaluation of significant development uncertainty). The amendments in ASU 2025-26 do not (i) amend the accounting for external-use software under Subtopic 985-20, (ii) change the types of internal-use software costs eligible for capitalization (e.g., data conversion, training, maintenance costs generally remain expensed), or (iii) modify when capitalization ceases (i.e., when the software is substantially complete and ready for its intended use). The amendments in
ASU 2025-26 are effective for annual periods beginning after December 15, 2027, and for interim periods within those annual periods. Early adoption is permitted, but only as of the beginning of an annual reporting period. Entities may elect a prospective, retrospective, or modified retrospective transition approach. The Company is currently evaluating the impact of adopting the standard on the consolidated financial statements.
Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, "Expense Disaggregation Disclosures". ASU 2024-03 aims to enhance disclosures regarding a public business entity’s expenses, specifically addressing investor requests for more detailed information on the types of expenses included in commonly presented expense captions such as cost of sales, selling, general and administrative expenses, and research and development. The amendments in ASU 2024-03 require additional transparency on the breakdown of expenses, including purchases of inventory, team member compensation, depreciation, amortization, and depletion. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after
December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date, or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its financial reporting and will adopt the standard in accordance with the required effective date. Subsequent to December 31, 2024, in January 2025 the FASB issued ASU 2025-01 which clarifies the disclosure requirements for public business entities adopting ASU 2024-03. ASU 2025-01 specifies that all public business entities should initially adopt the disclosure requirements presented in ASU 2024-03 in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after
December 15, 2027. The Company is currently evaluating the impact of adopting the standard on the consolidated financial statements.
Recently Adopted Accounting Pronouncements
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax
Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15,
2024. As of December 31, 2025, the Company has adopted ASU 2023-09, which was applied on a prospective basis. This guidance only impacts footnote disclosures and will not impact our consolidated financial statements.
Improvements to Crypto Assets Disclosures
In December 2023, the FASB issued ASU 2023-08, "Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60)"
which provides an update to existing crypto asset guidance and requires an entity to measure certain crypto assets at fair value. In addition, this guidance requires additional disclosures related to crypto assets once it is adopted. As of January 1,
2024, the Company has adopted ASU 2023-08. As a result of adopting the amendments, the Company’s cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period, or as of January
1, 2024, amounted to $38.3 million, which consisted of $48.7 million of fair value adjustments offset by a $10.4 million tax impact related to the fair value adjustments. The Company includes realized and unrealized gains and losses in net (loss)
income on the consolidated financial statements which is presented separately from changes in the carrying amount of other intangible assets.
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable
Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after
December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. ASU 2023-07 further permits disclosure of more than one measure of segment profit or loss and extends the full disclosure requirements of ASC 280 to companies with single reportable segments. This guidance only impacts footnote disclosures and will not impact our consolidated financial results of operations. The Company adopted ASU 2023-07 on December 31, 2024 on a retrospective basis.
3. Revenue Recognition
The following table presents the Company’s revenues disaggregated by geography, based on the addresses of the
Company’s customers for the years ended December 31, 2025 and 2024:

(in thousands, except percentages)	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
Republic of the Marshall Islands	$31,311	25.7%	$36,128	31.1%
Hong Kong	27,412	22.6	24,769	21.3
British Virgin Islands	20,449	16.8	19,282	16.6
Seychelles	14,820	12.2	20,837	17.9
Saint Vincent and Grenadines(1)	13,268	10.9	5,494	4.7
Other(2)	14,291	11.8	9,762	8.4
Revenues	$121,551	100.0%	$116,272	100.0%
(1)Saint Vincent and Grenadines did not have over 10% of revenue during the fiscal year 2024, prior year balances provided for comparability purposes.
(2)No other individual country accounted for more than 10% of total revenue.

The following table presents the Company’s revenues disaggregated by products and services for the years ended
December 31, 2025 and 2024:

(in thousands, except percentages)	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
Exchange aggregation	$110,705	91.1%	$107,101	92.1%
Fiat onboarding	5,046	4.2	3,941	3.4
Staking	4,350	3.6	2,284	2.0
Consulting	910	0.7	1,307	1.1
Other (1)	540	0.4	1,639	1.4
Revenues	$121,551	100.0%	$116,272	100.0%
(1)Other includes $0.4 million and $1.5 million related to non-fungible token revenue for the years ended December 31, 2025 and 2024, respectively.
The following table presents the Company's contract balances as of December 31, 2025 and 2024:

(in thousands)
Balance January 1, 2024	$727
Prior period performance obligation satisfied	(727)
Increase in contract liability	100
Current period performance obligation satisfied	(88)
Balance December 31, 2024	12
Prior period performance obligation satisfied	(12)
Increase in contract liability	71
Current period performance obligation satisfied	(71)
Balance December 31, 2025	$—
4. Prepaid Expenses
The Company prepays certain expenses due to the nature of the service provided or to capture certain discounts. The table below shows a breakout of these prepaid expenses for the periods presented:

(in thousands)	December 31, 2025	December 31, 2024
Prepaid software	$931	$762
Accounting, consulting, and legal services	788	540
Prepaid cloud services	646	669
Marketing	260	220
Prepaid insurance	219	53
Other prepaids	152	82
Prepaid expenses	$2,996	$2,326
5. Loans Receivable, Net
Term Facility and Delayed-Draw Term Facility
On November 18, 2025, the Company entered into a loan agreement with W3C Corp., pursuant to which the Company agreed to provide up to $70.0 million of secured financing, consisting of (i) a term loan facility with aggregate commitments of up to $60.0 million (the “Term Facility”) and (ii) a delayed-draw term loan facility with aggregate commitments of up to $10.0 million (the “Delayed-Draw Term Facility” and collectively with the Term Facility, the
“Facilities”). The Facilities are secured by substantially all of the assets of W3C Corp. and certain of its subsidiaries, subject to customary exceptions. As of December 31, 2025, no amounts were outstanding under the Delayed-Draw Term
Facility.

Borrowings under the Term Facility bear interest at a rate of 12.0% per annum, compounded monthly, while borrowings under the Delayed-Draw Term Facility bear interest at a rate of 6.0% per annum, compounded quarterly. In each case, accrued interest is capitalized and added to the outstanding principal balance. The loan agreement also provides for a one-
time upfront fee equal to 2.0% of the Term Facility and an exit fee of up to $7.2 million, which is reduced by the aggregate amount of upfront fees paid and capitalized interest at the time of repayment.
Accordingly, interest income associated with the Facilities reflects both contractual interest accrued on outstanding borrowings and the amortization of upfront and exit fees, which are accounted for as adjustments to loan yield. For the year ended December 31, 2025, the Company recognized interest income related to the Facilities of $2.1 million. Based on the
Company’s current expectation that amounts outstanding under the Term Facility will be repaid in connection with the consummation of the acquisition, the effective interest rate on the Term Facility is higher than the stated contractual rate due to the amortization of upfront and exit fees, while the effective interest rate on the Delayed-Draw Term Facility approximates its stated contractual rate.
The Facilities mature on the earlier of (i) consummation of the acquisition and (ii) the date falling twelve months after the initial borrowing under the term loan facility, subject to extensions in certain circumstances as provided in the loan agreement.
Covenants
The Facilities contain customary affirmative and negative covenants, including limitations on additional indebtedness, liens, asset sales, acquisitions and distributions, as well as a minimum liquidity covenant. The Facilities also include customary events of default, including non-payment, breach of covenants and insolvency events, which could result in the acceleration of amounts outstanding. As of December 31, 2025, the Company was in compliance with all applicable covenants.
Credit Risk and Allowance for Credit Losses
As of December 31, 2025, the Company concluded that no allowance for credit losses was required based on the secured nature of the receivables, the short-term expected duration of the arrangements, and the Company’s assessment of the creditworthiness of the counterparty.
Seller Promissory Note
On November 18, 2025, the Company entered into a secured promissory note with the seller of W3C Corp., a related party
(the “Seller Note”), pursuant to which the Company extended a loan in the principal amount of $10.0 million. The Seller
Note bears interest at a rate of 6.0% per annum, compounded quarterly, with accrued interest capitalized and added to the outstanding principal balance. The Seller Note is secured by a pledge of the seller’s equity interests in W3C Corp.
All outstanding principal and accrued interest under the Seller Note are due and payable upon the earlier of the consummation of the acquisition or the occurrence of specified termination events. Upon consummation of the acquisition, the outstanding principal and accrued interest are expected to be settled through a non-cash offset against the purchase consideration otherwise payable to the seller.
Interest income associated with the Seller Note is recognized in interest income. For the year ended December 31, 2025, the Company recognized $0.1 million of interest income related to the Seller Note. Based on the short-term expected duration of the arrangement, the secured nature of the Seller Note, and the anticipated settlement through offset at closing, the Company determined that no allowance for credit losses was required as of December 31, 2025.
6. Intangible Assets
Indefinite-Lived Intangible Assets
Indefinite-lived assets were $2.1 million as of December 31, 2025 and 2024, respectively. Indefinite-lived assets primarily consist of purchased domain names. In the second quarter of 2024, the Company purchased a domain name for $0.2 million. The Company considers these assets to be indefinite-lived, resulting in no recognition of amortization.

Definite-Lived Intangible Assets, Net
During the fourth quarter of 2025, the Company recognized definite-lived assets in connection with the Gratitud Interna
Ltd. asset purchase. The components of the intangible assets are as follows:

(in thousands)	December 31, 2025
Technology in development	$1,317
Assembled workforce	1,316
Trade name	235
Less: accumulated amortization	(86)
Definite-lived intangible assets in use, net	$1,465
Definite-lived intangible assets, net	$2,782
Technology in development, assembled workforce, and trade name each have a useful life of 3 years, respectively. As of
December 31, 2025, the acquired technology is being developed and will not be placed in service until it is ready for its intended use. Further, the weighted average remaining amortization period for definite-lived intangibles in use is 2.83 years. During 2025, amortization expense for definite-lived intangible assets was $0.1 million and is included within general and administrative expenses on the consolidated statements of operations and comprehensive (loss) income. The
Company had no definite-lived intangible assets as of December 31, 2024.
Expected future amortization expense for definite-lived intangible assets in use are as follows:

(in thousands)	Years ended December 31,
2026	$517
2027	517
2028	431
$1,465
Digital Assets
The tables below outline the fair value of our digital assets based on publicly available rates as of the dates presented as well as the cost:

(in thousands, except units)	December 31, 2025
	Units	Cost basis	Fair Value
Bitcoin	1,704	$53,449	$149,164
Ether	1,898	3,476	5,633
Solana	12,473	2,385	1,552
Other	172,189,617	102	98
Digital assets		$59,412	$156,447

(in thousands, except units)	December 31, 2024
	Units	Cost Basis	Fair Value
Bitcoin	1,941	$69,707	$181,238
Ether	2,655	4,967	8,847
Solana	24,472	2,241	4,628
Other	10,011,770	5,641	1,646
Digital assets		$82,556	$196,359

The following table summarizes the digital asset activities as of December 31, 2025 and 2024:

(in thousands)	Value
Balance, December 31, 2023	$35,010
Adoption of ASU 2023-08	48,676
Balance, January 1, 2024	83,686
Additions (1)	81,790
Disposals (2)	(65,228)
Gains (3)	96,111
Balance, December 31, 2024	196,359
Additions (1)	91,833
Disposals (2)	(112,853)
Losses (4)	(18,892)
Balance, December 31, 2025	$156,447
(1)Additions primarily relate to revenue generated from customers and staked assets.
(2)Disposals primarily relate to payment of liabilities pertaining to vendor invoices and payroll payments. Disposals of digital assets to cash are primarily used for operational purposes.
(3)The Company recognized cumulative realized gains from exchange of digital assets of $9.6 million and cumulative realized losses from exchange of digital assets of
$1.9 million for the year ended December 31, 2024, which are included in loss (gain) on digital assets, net on the consolidated statements of operations and comprehensive (loss) income.
(4)The Company recognized cumulative realized gains from exchange of digital assets of $11.7 million and cumulative realized losses from exchange of digital assets of
$13.8 million for the year ended December 31, 2025, which are included in loss (gain) on digital assets, net on the consolidated statements of operations and comprehensive (loss) income.
The following table summarizes other operating activities settled in digital assets and USDC:

(in thousands)	December 31, 2025	December 31, 2024
Revenue	$(121,849)	$(110,514)
Expenses	42,958	22,256
Conversion of digital assets and USDC to cash	39,492	40,607
Accounts receivable and other current assets	2,117	(4,695)
Payroll liabilities	(244)	(551)
Currency translation related to digital assets	(1,372)	725
Other operating activities settled in digital assets and USDC	$(38,898)	$(52,172)
Gain on sale of Future Token Interests
During the second quarter of fiscal year 2025, the Company sold its right to receive 6,666,667 of its 13,333,334 Magic
Eden tokens from Eden Protocol Limited. A gain on sale of future token interests of $2.0 million was recognized as a result of the sale and is presented in the consolidated statements of operations and comprehensive (loss) income. The right to receive future Magic Eden token interests represents an embedded derivative that had a fair value of zero as of
December 31, 2025 and 2024.

7. Fixed Assets, Net
Fixed assets, net, consisted of the following:

(in thousands)	Useful Life (years)	December 31, 2025	December 31, 2024
Computer equipment	3	$1,015	$940
Vehicles	8	202	237
Furniture and fixtures	3	16	21
Fixed assets, gross		1,233	1,198
Less: accumulated depreciation		(775)	(841)
Fixed assets, net		$458	$357
Depreciation expense was $0.2 million for both years ended December 31, 2025 and 2024.
8. Software Assets, Net
Costs incurred are used to develop internal software applications and consist of mainly compensation and benefits. We capitalize software development costs upon the establishment of technological feasibility. For the years ended
December 31, 2025 and 2024, we capitalized $2.1 million and $3.5 million, respectively, of software development costs.
When the software is ready for use, these capitalized costs are amortized on a straight‑line basis over the estimated useful life, estimated to be three years.
Software assets, net, consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Software in development	$1,069	$1,400
Software assets in use	13,198	11,240
Less: accumulated amortization	(9,702)	(6,511)
Software assets in use, net	3,496	4,729
Software assets, net	4,565	6,129
The following summarizes the future amortization expense as of December 31, 2025.

(in thousands)
2026	2,095
2027	1,181
2028	220
$3,496
Amortization expense was $3.5 million and $5.1 million for the years ended December 31, 2025 and 2024, respectively.
9. Debt
On November 17, 2025, the Company entered into a Loan Term Sheet under its Amended and Restated Master Digital
Currency Loan Agreement with Galaxy Digital LLC, pursuant to which the Company borrowed $60.0 million (the “Galaxy
Loan”). The borrowing is structured as an evergreen, callable loan, under which Galaxy may recall, and the Company may elect to repay, all or a portion of the outstanding principal with 30 days’ notice.
The Galaxy Loan bears a Borrow Fee of 9.0%, per annum, and interest expense recognized on the Galaxy Loan for the year ended December 31, 2025 was $0.6 million. Interest expense is recorded on the consolidated statement of operations and comprehensive (loss) income. As of December 31, 2025, the Galaxy Loan was paid in full.

10. Shareholders’ Equity
The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock. During 2025 and 2024, Class B shareholders elected to convert their shares to Class A. Total conversions from Class B to Class A shares were 826,316 and 3,181,149 for the years ended December 31, 2025 and 2024, respectively.
In October 2025, holders of our Class A common stock have the ability to tokenize their shares on the Solana blockchain through our co-transfer agent, Superstate. The tokenized common stock is recorded and maintained by the co-transfer agent and represents the same ownership interests as the corresponding shares of Class A common stock reflected in the company’s official share register.
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
Share-Based Compensation
Options and Equity Grants Issued
The 2019 Equity Incentive Plan adopted in September 2019 (the “2019 Plan”) permitted the Company to grant non-
statutory stock options, incentive stock options, and other equity awards to Exodus team members, directors, and consultants. The exercise price for options issued under the 2019 Plan is determined by the Board, but will be (i) in the case of an incentive stock option granted to an employee or consultant who owns stock representing more than 10% of the voting power of all classes of stock of Exodus, no less than 110% of the fair market value per share on the date of grant; or
(ii) granted to any other team member or consultant, no less than 100% of the fair market value per share on the date of grant. The contractual life for all options issued under the 2019 Plan is 10 years. The 2019 Plan authorized grants to issue up to 3,000,000 options (prior to the 2021 Equity Incentive Plan) that are convertible into shares of authorized but unissued
Class B common stock. As of December 31, 2025, there were 545,142 shares of Class B common stock options outstanding.
In August 2021, the Company adopted the 2021 Equity Incentive Plan, as amended and restated (the "Plan"). The Plan permits the Company to grant non-statutory stock options, incentive stock options and other equity awards, such as restricted stock units, to Exodus team members, directors, and consultants. The exercise price for options issued under the
2021 Plan is determined by the board of directors, but will be (i) in the case of an incentive stock option granted to an team member who owns stock representing more than 10% of the voting power of all classes of stock of Exodus, no less than
110% of the fair market value per share on the date of grant; or (ii) granted to any other team member or consultant, no less than 100% of the fair market value per share on the date of grant. The contractual life for all options issued under the 2021
Plan is 10 years. The Plan initially authorized grants to issue up to 2,780,000 awards that are convertible into shares of authorized but unissued Class A common stock. Pursuant to the terms of the Plan, the Company may increase our share pool by 5% of our outstanding shares of capital stock each year. As of December 31, 2024, a total of 6,662,936 shares of
Class A common stock were reserved for issuance under the Plan. In August 2025, the Company added 1,453,470 additional shares to the share pool in accordance with the Evergreen provision, bringing the total number of shares reserved for issuance under the Plan to 8,116,406 as of December 31, 2025. As of December 31, 2025, there were 2,543,468 restricted stock units that are authorized and outstanding with a fair value of $37.6 million.
Upon the approval of the Amended Plan, the Company can no longer grant non-statutory stock options, incentive stock options, or other equity awards to Exodus team members, directors, or consultants under the 2019 Plan.
The terms of our share-based compensation are governed by the plan pursuant to which such awards were issued.

The following table summarizes stock option activities for 2025:

	Options	Weighted Average Exercise Price
Outstanding - beginning of period	866,135	$2.41
Exercised	(320,993)	$2.40
Outstanding - end of period	545,142	$2.41
The following table summarizes RSU activities for 2025:

	RSUs	Weighted Average Grant Date Fair Value Price
Outstanding - beginning of period	2,904,901	$4.14
Granted	1,270,707	$26.20
Vested	(1,414,455)	$8.46
Forfeited	(217,685)	$9.35
Outstanding - end of period	2,543,468	$12.13
Share-based compensation for the years ended December 31, 2025 and 2024 is recorded on the Company’s consolidated statements of operations and comprehensive (loss) income as follows:

(in thousands)	2025	2024
Technology, development, and user support	$6,733	$2,829
General and administrative	7,604	4,328
Share-based compensation	$14,337	$7,157
As of December 31, 2025, total unrecognized share-based compensation expense was $13.8 million. This compensation expense is expected to be recognized over a weighted-average period of 1.6 years.
Warrants
During the year ended December 31, 2025, the Company issued warrants to purchase 100,000 shares of its common stock to a third-party; no cash was received or paid in connection with the issuance. The fair value of the warrants was recorded to general and administrative expense on the consolidated statements of operations and comprehensive (loss) income and a corresponding increase to additional paid-in capital. For the year ended December 31, 2025, the expense related to the issuance of the warrants was $2.0 million using the Black-Scholes option-pricing model, based on the following weighted-
average assumptions:

December 31, 2025
Exercise price	$31.90
Risk-free interest rate	4.03%
Expected dividend yield	—
Expected volatility	81.32%
Expected life (years)	7.0

11. Income Taxes
The (loss) income before income tax (benefit) expense for the years ended December 31, 2025 and 2024, are as follows:

(in thousands)	2025	2024
(Loss) income before income taxes
Domestic	$(20,239)	$130,872
Foreign	(413)	(14)
Total (loss) income before income taxes	(20,652)	130,858
The current and deferred tax components of the income tax provision for the years ended December 31, 2025 and 2024, are as follows:

(in thousands)	2025	2024
Current tax expense (benefit)
U.S. Federal	455	(37)
State	47	13
Total	502	(24)

Deferred tax (benefit) expense
U.S. Federal	(9,446)	17,447
State	(355)	477
Total	(9,801)	17,924

Total tax (benefit) expense
U.S. Federal	(8,991)	17,410
State	(308)	490
Income tax (benefit) expense	$(9,299)	$17,900

The reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate as of
December 31, 2025 and 2024, was as follows:

(dollars in thousands)	December 31, 2025		December 31, 2024
	Amount	%	Amount	%
Domestic federal statutory rate	$(4,337)	21.0%	$27,480	21.0%
Effect of cross border tax laws:
Foreign derived intangible income deduction	(673)	3.3	(185)	(0.1)
Other	4	(0.1)	—	*
Tax credits:
Research and development tax credits	(905)	4.4	(133)	(0.1)
Nontaxable or nondeductible items:
Share-based compensation	(10,390)	50.3	(11,570)	(8.8)
Non-deductible executive compensation	5,235	(25.3)	1,738	1.3
Lobbying	378	(1.8)	—	*
Penalties	519	(2.5)	—	*
Transaction costs	1,368	(6.6)	—	*
Other	36	(0.2)	17	*
Domestic state and local income tax (benefit) expense - net of federal (benefit) expense	(309)	1.5	491	0.3
Foreign tax effects	100	(0.5)	3	*
Uncertain tax positions	(343)	1.7	—	*
Other	18	(0.2)	59	*
Effective tax rate	$(9,299)	45.0%	$17,900	13.6%
*Percentage variances not considered meaningful.
Effective Tax Rate
Income tax benefit was $9.3 million in 2025 compared to an expense of $17.9 million for the same period in 2024.  The effective tax rate during 2025 was 45.0% compared to 13.6% in 2024. In 2025 and 2024, state and local income taxes in
California and Nebraska comprise the majority of the domestic state and local income taxes, net of federal tax. For the year ended December 31, 2025, the change from the statutory tax rate to the effective rate was primarily due to a benefit related to stock option exercises net of non-deductible executive compensation, U.S. Foreign Derived Intangible Income and research and development tax credits partially offset by nondeductible expenses. For the year ended December 31, 2024, the change from the statutory tax rate to the effective rate was primarily due to a benefit related to stock option exercises, net of non-deductible executive compensation, and U.S. Foreign Derived Intangible Income partially offset by change in valuation allowance.

Significant components of deferred tax assets and liabilities as of December 31, 2025 and 2024, were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets
Intangible assets	$5,282	$1,551
Share-based compensation	2,430	1,501
Net operating loss carryforward	1,409	459
Federal tax credit carry forwards	457	—
Other	109	—
Less: valuation allowance	(321)	(448)
Total deferred tax assets	$9,366	$3,063
Deferred tax liabilities
Unrealized gain on digital assets	(20,656)	(24,297)
Prepaid expenses	(640)	(511)
Fixed assets	(61)	(34)
Total deferred tax liabilities	(21,357)	(24,842)
Net deferred tax liabilities	$(11,991)	$(21,779)
Valuation Allowance
At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. On the basis of this evaluation, only the portion of the deferred tax asset that is more likely than not to be realized was recognized. However, if the Company is not able to generate sufficient taxable income through the reversal of deferred tax liabilities or from its operations in the future, then a valuation allowance to reduce the Company’s deferred tax assets may be required, which would increase the Company’s expenses in the period the allowance is recognized. As of December 31, 2025, the Company’s US net deferred tax liability was primarily comprised of basis differences in digital assets partially offset by deferred tax assets related to intangible assets, net operating loss carryforwards, tax credit carryforwards and share-based compensation. Reversals of deferred tax liabilities are available to utilize US deferred tax assets. Based upon the historical cumulative income of its foreign subsidiaries, management does not expect to realize the full benefit of this deferred tax asset before it will expire. A valuation allowance of $0.3 million and $0.4 million was reflected against the Company’s gross deferred tax asset balance related to foreign net operating losses as of December 31, 2025 and 2024, respectively.
On July 4, 2025, One Big Beautiful Bill Act ("OBBB") was signed into law in the United States. OBBB includes significant changes to U.S. federal tax law, such as an elective deduction for domestic research and experimental expenditures, and changes to the tax rate on income from non-U.S. sources and subsidiaries. OBBB did not have a material impact on our current year effective tax rate. The OBBB allowed for the acceleration of deductions in 2025 with a corresponding reduction of deferred tax assets.
As of December 31, 2025, Exodus had federal and state net operating losses of $5.0 million and $0.3 million, respectively.
The federal net operating loss carries forward indefinitely. Generally, California, Nebraska and other U.S. states have a twenty-year carryforward for net operating losses. Exodus had federal R&D tax credit carryforward of $0.5 million. If not utilized, the federal R&D credits will expire in in 2045. For the year ended December 31, 2025, Exodus had foreign net operating loss carryforwards of $2.5 million which, if unused, will expire in various years beginning 2027.
Open Periods
Exodus is subject to taxation in the United States, Canada, Netherlands, Italy and Switzerland. As of December 31, 2025,
tax years 2022 to 2025 are subject to examination by tax authorities. With limited exceptions as of December 31, 2025,
Exodus is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2022.

Uncertain Tax Positions
A reconciliation of unrecognized tax benefits was as follows:

(in thousands)	December 31, 2025	December 31, 2024
Balance - beginning of period	$344	$412
Additions for tax positions of prior years	—	40
Lapse of statute of limitations	(344)	(108)
Balance - end of period	$—	$344
The liability for uncertain tax position is a component of other long-term liabilities.  As of December 31, 2025, there were no unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.  As of December 31, 2024, there were $0.3 million of unrecognized tax benefits that would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax (benefit) expense. During the year ended December 31, 2025, the Company did not recognize interest and penalties. During the year ended December 31,
2024, the Company recognized less than $0.1 million in interest and penalties.
Supplemental Disclosure of Income Taxes Paid
Cash paid for income taxes consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
United States	$4	$5,379
12. Commitments and Contingencies
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
Office of Foreign Assets Control ("OFAC") Matter
As previously disclosed, in December 2018, we received an administrative subpoena issued by OFAC seeking information regarding potential transactions with individuals in Iran. In response, we conducted a comprehensive review that covered all countries and territories subject to U.S. trade embargoes administered by OFAC. We submitted a voluntary self-
disclosure and subpoena response regarding potential violations to OFAC, and took remedial action designed to prevent similar activity from occurring in the future. Additionally, in March 2021, we received a second administrative subpoena issued by OFAC seeking information regarding potential transactions with certain North Korean cyber actors, to which we responded and was resolved without any separate findings of misconduct or enforcement action.
For the year ended December 31, 2025, we reached a settlement agreement with OFAC to fully resolve the matter regarding individuals in Iran. Under the terms of the agreement, we agreed to pay a civil monetary penalty of $2,473,360, and to invest an additional $630,000 in sanctions compliance controls. In November 2025, the civil monetary penalty was paid in full. The settlement does not constitute an admission of liability or admission of willful or intentional wrongdoing by the Company and reflects the Company’s full cooperation and remedial actions taken throughout the investigation.

13. Fair Value Measurements
The Company’s financial assets are summarized below as of December 31, 2025 and 2024, with fair values shown according to the fair value hierarchy:

(in thousands)	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
As of December 31, 2025
Bitcoin	$149,164	$149,164	$—	$—
Ether	5,633	5,633	—	—
Solana	1,552	1,552	—	—
Other investments (1)	700	—	—	—
Equity security	244	244	—	—
Other digital assets	98	98	—	—
Money market funds	7	7	—	—
Total	$157,398
As of December 31, 2024
Bitcoin	$181,238	$181,238	$—	$—
Treasury bills	31,162	31,162	—	—
Money market funds	25,514	25,514	—	—
Ether	8,847	8,847	—	—
Solana	4,628	4,628	—	—
Other digital assets	1,646	1,646	—	—
Other investment (1)	100	—	—	—
Total	$253,135
(1)These investments are recorded at cost.
The Company invests in held to maturity treasury bills. As of December 31, 2025, the Company held no treasury bills. As of December 31, 2024, the Company held treasury bills with a maturity of greater than three months in other current assets in the amount of $30.5 million, and the Company held treasury bills with a maturity of less than three months in cash and cash equivalents in the amount of $0.7 million. The discount rates ranged from 1.1% to 2.4% as of December 31, 2024.
Assets and Liabilities Not Measured and Recorded at Fair Value
The Company’s financial instruments, including USDC, are carried at cost, which approximates their fair value. If these financial instruments were recorded at fair value, they would be based on Level 1 inputs. The Company also holds notes receivable that are recorded at amortized costs which approximates their fair value. The fair value of these instruments is not readily determinable due to their non-marketable nature and is therefore not included in the fair value hierarchy.

14. (Loss) Earnings Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share of common stock for the years ended December 31, 2025 and 2024:

(in thousands, except per share amounts)	2025	2024
Basic net (loss) income per share:
Numerator
Net (loss) income, basic and diluted	$(11,353)	$112,958
Denominator
Weighted-average number of shares used in per share computation - Class A	9,515	5,371
Weighted-average number of shares used in per share computation - Class B	19,492	20,925
Basic net (loss) income per share - Class A	$(0.39)	$4.30
Basic net (loss) income per share - Class B	$(0.39)	$4.30
Diluted net (loss) income per share:
Denominator
Weighted-average number of shares used in diluted computation - Class A	9,515	9,051
Weighted-average number of shares used in diluted computation - Class B	19,492	23,012
Diluted net (loss) income per share - Class A	$(0.39)	$3.52
Diluted net (loss) income per share - Class B	$(0.39)	$3.52
Diluted (loss) earnings per share includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period.
Diluted (loss) earnings per share for the year ended December 31, 2025 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share.
The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

(In thousands)	December 31, 2025
RSUs outstanding	2,543
Stock options outstanding	545
Warrants	100
Number of anti-dilutive shares	3,188
15. Variable Interest Entity
In November 2025, the Company entered into a definitive agreement to acquire W3C. W3C is a Delaware corporation that serves as a holding company for Monavate Holdings Limited ("Monavate") and Baanx.com Ltd. ("Baanx"), and their respective subsidiaries (collectively, the "W3C Group"). As of December 31, 2025, W3C owns and operates Monavate and
Baanx businesses and the acquisition of the W3C Group has not closed. In connection with the proposed acquisition, the
Company entered three financing arrangements with W3C consisting of: (i) a term loan facility of $60.0 million; (ii) a delayed draw term loan facility of $10.0 million and (iii) a seller promissory note of $10.0 million. For further details on these arrangements, refer to "Note 5 – Loans Receivable, Net".
We concluded that W3C is a variable interest entity. The Company evaluated whether it is the primary beneficiary of W3C, as aligned with the procedures described in "Note 2 – Summary of Significant Accounting Policies", and concluded that it is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact W3C’s economic performance. Therefore, W3C is not consolidated in the Company’s consolidated financial statements.

The Company's maximum exposure to loss was $81.0 million and represents the carrying values of loan receivables and related capitalized and accrued interest recorded in the Company's consolidated balance sheets as of December 31, 2025.
The Company does not have any contractual requirement to provide additional financial support to W3C beyond amounts currently funded and has not provided any financial support to W3C during the year ended December 31, 2025, other than amounts advanced under the loan agreements.
16. Segment Reporting
The Company has one reportable segment: revenues. Factors that management used to identify the Company’s reportable segment include the Company’s integrated business model, shared customer base, centralized corporate functions, and uniform service offerings in determining that the business operates as a single segment. A description of the types of products and services from which the reportable segment derives its revenues as well as the accounting policies applicable to the reportable segment can be found in "Note 2 – Summary of Significant Accounting Policies". Entity-wide information can be found in "Note 3 – Revenue Recognition". The chief operating decision maker, who is the chief executive officer, assesses the performance of the Company using consolidated net (loss) income for the reportable segment and decides how to allocate resources based on revenues, technology, development and user support, general and administrative expenses, and net (loss) income which are reported under identical captions in the consolidated statements of operations and comprehensive (loss) income. No additional measures of segment assets, profit, or loss are used in internal management reporting. The Company does not have intra-entity sales or material intra-entity transfers for consideration in the segment analysis. Information about reported segment revenue and profit as well as significant segment expenses can be found in the consolidated statements of operations and comprehensive (loss) income.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of, and under the supervision of, our Chief Executive Officer ("Principal Executive
Officer") and Chief Financial Officer ("Principal Financial Officer"), evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December
31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of
December 31, 2025, the Company’s disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer and effected by the
Company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31,
2025, based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of
Sponsoring Organizations of the Treadway Commission ("COSO Framework"). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.
Previously Reported Material Weaknesses
We identified errors in our previously reported financial information as of and for the year ended December 31, 2021. As a result of the errors that were identified, we identified a material weakness in the Company’s control environment whereby the Company did not design and maintain effective internal control over financial reporting with respect to the expertise and quantity of its resources. Specifically, we did not effectively execute a strategy to hire, train, and retain a sufficient quantity of personnel with an appropriate level of training, expertise, and experience in certain areas important to financial reporting. In addition, we also identified a material weakness whereby we did not design and implement effective control activities based on the criteria in the Internal Control - Integrated Framework (2013) issued by the Committee of
Sponsoring Organizations of the Treadway Commission ("COSO Framework"). Specifically, the control activities did not adequately (i) address relevant risks, (ii) provide evidence of performance, (iii) provide appropriate segregation of duties, or (iv) operate at a level of precision to identify all potentially material errors.
Remediation Update of Previously Reported Material Weakness
Management has fully executed its remediation plan as of the period ended December 31, 2025, to address the previously reported material weaknesses in internal control over financial reporting. Throughout the current fiscal year 2025, the
Company has added experienced accounting leadership, enhanced control design and documentation, and implemented review and approval processes to further strengthen oversight of our financial reporting processes. Key remediation actions completed as of December 31, 2025 include:
•Hiring and training additional accounting personnel with appropriate level of training and technical expertise and experience to improve segregation of duties and oversight within the financial reporting process;
•Replacing certain key accounting leadership positions to enhance supervision and control accountability;
•Engaging an external consulting firm with digital asset industry expertise to assist with process improvement, control design, and documentation;
•Implementing enhanced financial close procedures, workflow controls, and review-level documentation to increase control precision and evidence of performance;

•Strengthening entity-level and process-level controls, including segregation of duties and IT-related controls, in alignment with the COSO Framework.
The remediated controls were implemented during fiscal year 2025 and operated for a sufficient period of time to allow management to evaluate their design and operating effectiveness.The Company performed testing to confirm the operating effectiveness of these enhanced controls throughout 2025.
Management further evaluated whether any remaining deficiencies, individually or in the aggregate, represent a material weakness and concluded that no material weaknesses in internal control over financial reporting exist as of December 31,
2025.
Changes in Internal Control over Financial Reporting
Except for the remediation activities described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
(b)Trading Plans
On December 12, 2025, Daniel Castagnoli, President, 3ZERO, of the Company, adopted a trading plan intended to satisfy
Rule 10b5-1(c) under the Exchange Act to sell up to 394,376 shares of the Company’s common stock between June 1,
2026 and June 30, 2027, subject to certain conditions.
On December 13, 2025, Margaret E. Knight, Director of the Company, adopted a trading plan intended to satisfy Rule
10b5-1(c) under the Exchange Act to sell up to 945 shares of the Company’s common stock between April 1, 2026 and
October 31, 2026, subject to certain conditions.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information in our Proxy Statement for the 2026 Annual Meeting of Shareholders (“Proxy Statement”) under “Corporate
Governance,” “Proposal 1 – Election of Directors,” “Executive Officers,” "Delinquent Section 16(a) Reports" (if
applicable), and under the subheading “Executive Compensation—Compensation Disclosure and Analysis—Compensation
Policies and Procedures—Insider Trading Policy” is incorporated by reference.
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

Item 11. Executive Compensation
Information included in the Proxy Statement under “Corporate Governance - Compensation of Directors” and “Executive
Compensation” other than the “Pay vs. Performance Comparison” subheading is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information in the Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and
“Executive Compensation” other than the “Pay vs. Performance Comparison” subheading is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in the Proxy Statement under "Corporate Governance" and “Transactions with Related Persons, Promoters and
Certain Control Persons” is incorporated by reference.

Item 14. Principal Accountant Fees and Services
Information in the Proxy Statement under “Independence of Auditors” and "Auditors' Fees" is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
Financial Statements
The following information required under this item is filed as part of this report:

(a)(1)		Financial Statements.
Document:
	(i)	Report of Independent Registered Public Accounting Firm
	(ii)	Consolidated Balance Sheets as of December 31, 2025 and 2024
	(iii)	Consolidated Statements of Operations and Comprehensive (Loss) Income for the Years Ended December 31, 2025 and 2024
	(iv)	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2025 and 2024
	(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024
	(vi)	Notes to Consolidated Financial Statements
Exhibits

Exhibit Number	Description	SEC Document Reference
2.1	Plan of Conversion	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 10, 2025.
3.1	Amended and Restated Certificate of Incorporation of Exodus Movement, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 filed on February 28, 2024.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exodus Movement, Inc., dated July 14, 2025	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on August 11, 2025.
3.3	Certificate of Formation of Exodus Movement, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 10, 2025.
3.4	Bylaws of Exodus Movement, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on December 10, 2025.
4.1	Description of the Registrant’s Capital Stock	Filed herewith
10.1†	Exodus Movement, Inc. 2019 Equity Incentive Plan of Exodus Movement, Inc.	Incorporated by reference to Exhibit 6.1 to the Company’s Form 1-A filed April 8, 2021.
10.2	Amended form of API Agreement (U.S. Crypto- to-Crypto Exchanges).	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10 filed on February 28, 2024.
10.3	Form of API Agreement (International Crypto-to- Crypto Exchanges)	Incorporated by reference to Exhibit 6.3 to the Company’s Form 1-A filed April 8, 2021.
10.4	Platform Services, Transfer Agent and Registrar Agreement, dated as of December 23, 2020, by and between Securitize LLC. and Exodus Movement, Inc.	Incorporated by reference to Exhibit 6.5 to the Company’s Form 1-A filed April 8, 2021.
10.5	Order Form 2, dated as of January 14, 2021, by and between Securitize LLC and Exodus Movement, Inc.	Incorporated by reference to Exhibit 6.6 to the Company’s Form 1-A filed April 8, 2021.
10.6	Amendment No. 6 to the Platform Services, Transfer Agent and Registrar Agreement	Filed herewith
10.7	Digital Transfer Agency Agreement, dated August 8, 2025, by and between Exodus Movement, Inc., and Superstate Services LLC	Filed herewith

10.8	Master Digital Currency Loan Agreement, dated November 5, 2025, by and among Exodus Movement, Inc. and Galaxy Digital LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 10, 2025.
10.9	Stock Purchase Agreement, dated as of November 24, 2025, by and among Exodus Movement, Inc., W3C Corp., and Garth Howat	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 24, 2025.
10.10	Secured Promissory Note (Pre-Closing Seller Loan), dated as of November 18, 2025, between Exodus Movement, Inc. and Garth Howat	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 24, 2025.
10.11	Loan Agreement (Term Facility and Delayed- Draw Term Facility), dated as of November 18, 2025, between, among others, Exodus Movement, Inc. as Lender and W3C Corp as Borrower	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 24, 2025.
10.12	Form of Indemnification Agreement to be entered into between Exodus Movement, Inc. and its directors and officers	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 10, 2025.
10.13†	Exodus Movement, Inc. Amended 2021 Equity Incentive Plan.	Filed herewith.
10.14†	Form of Restricted Stock Unit Award Agreement under the Exodus Movement, Inc. 2021 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10 filed on February 28, 2024.
10.15†	Form of Restricted Stock Unit Award Agreement under the Exodus Movement, Inc. 2021 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on March 6, 2025.
10.16†	Director Offer Letter, dated as of August 10, 2023, by and between Exodus Movement, Inc. and Margaret Knight.	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10 filed on February 28, 2024.
10.17†	Director Offer Letter, dated as of January 26, 2024, by and between Exodus Movement, Inc. and Carol MacKinlay.	Incorporated by reference to Exhibit 10.10 to the Company’s Form 10 filed on February 28, 2024.
10.18†	Director Offer Letter, dated as of January 24, 2024, by and between Exodus Movement, Inc. and Tyler Skelton.	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10 filed on February 28, 2024.
10.19†	Offer Letter, dated April 15, 2025, by and between Exodus Movement, Inc and Gerardo Di Giacomo	Filed herewith.
10.20†	Offer Letter, dated March 15, 2019, by and between Exodus Movement, Inc and James Gernetzke.	Filed herewith.
19.1	Insider Trading Policy	Incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K filed on March 6, 2025.
21.1	Subsidiaries of the Registrant	Filed herewith.
23.1	Consent of Deloitte & Touche LLP.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.
97	Policy on Recoupment of Incentive Compensation	Incorporated by reference to Exhibit 97 to the Company’s Form 10-K filed on March 6, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†Indicates a management contract or compensatory plan.
*Portions of this exhibit indicated by [***] have been omitted from this public filing as they are not material and would be competitively harmful if disclosed).

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

EXODUS MOVEMENT, INC.

Date: March 11, 2026	By:	/s/ James Gernetzke
James Gernetzke
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon Paul Richardson	Chief Executive Officer and Director	March 11, 2026
Jon Paul Richardson	(Principal Executive Officer)

/s/ James Gernetzke	Chief Financial Officer and Secretary	March 11, 2026
James Gernetzke	(Principal Financial Officer and Principal Accounting Officer)

/s/ Margaret Knight		March 11, 2026
Margaret Knight	Director

Carol MacKinlay	Director

/s/ Tyler Skelton		March 11, 2026
Tyler Skelton	Director

/s/ Daniel Castagnoli		March 11, 2026
Daniel Castagnoli	Director