Form 10-Q
period 2026-03-31
Exodus Movement, Inc.
filed 2026-05-11
CIK 1821534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-42047
________________________________________________________
Exodus Movement, Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________________________________

Texas			81-3548560
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
15418 Weir St. #333	Omaha	Nebraska (1)	68137
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (833) 992-2566
________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.000001 per share.	EXOD	NYSE American
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☒
As of May 4, 2026, the registrant had 10,828,976 shares of Class A common stock, par value $0.000001 per share, and 19,183,813 shares of Class B common stock, par value $0.000001 per share, outstanding.

(1) We are a remote-first company. Accordingly, we do not maintain a headquarters. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, communications may be directed to the listed address.

Exodus Movement, Inc.
i

Cautionary Statement Regarding Forward-Looking Information for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All forward-looking statements are based upon our current expectations and various assumptions and apply only as of the date of this Quarterly Report on Form 10-Q. Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs, and projections will be achieved. Forward-looking statements are generally identified by the words "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue," "ongoing," "forecast," as well as variations of such words or similar expressions. Forward-looking statements include statements concerning:
•our business plans and strategy;
•projected profitability, performance, or cash flows;
•future capital expenditures;
•our growth strategy, including our ability to grow organically and through mergers and acquisitions;
•anticipated financing needs;
•business trends;
•our capital allocation strategy;
•liquidity and capital management; and
•other information that is not historical information.
There are a number of risks, uncertainties, and other important factors that could cause our actual results to differ materially from those expressed or implied by our forward-looking statements, including those set forth in the sections titled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations." You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

We caution you that the risks, uncertainties, and other factors referred to above and elsewhere in this Quarterly Report on Form 10-Q may not contain all of the risks, uncertainties, and other factors that may affect our future results and operations. Moreover, new risks will emerge from time to time. It is not possible for us to predict all risks. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected and you should not place undue reliance on our forward-looking statements.

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

In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Exodus Movement, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and par value)	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,919	$4,938
Stablecoins	1,481	222
Accounts receivable	3,713	5,141
Prepaid expenses	2,172	2,996
Income tax receivable	—	3,401
Loans receivable, net	85,164	80,584
Other current assets	2,528	1,995
Total current assets	167,977	99,277
OTHER ASSETS
Fixed assets, net	435	458
Digital assets	48,229	156,447
Software assets, net	4,064	4,565
Definite and indefinite-lived intangible assets, net	4,799	4,928
Deferred tax assets	3,650	13
Other long-term assets	1,340	1,074
Total other assets	62,517	167,485
TOTAL ASSETS	$230,494	$266,762
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,811	$1,176
Accrued liabilities	2,391	2,210
Payroll liabilities	4,071	3,975
Income tax payable	3,554	—
Total current liabilities	11,827	7,361
LONG-TERM LIABILITIES
Deferred tax liability	—	11,991
Total long-term liabilities	—	11,991
Total liabilities	11,827	19,352
STOCKHOLDERS' EQUITY
Preferred stock
$0.000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Class A Common Stock
$0.000001 par value, 300,000,000 shares authorized,	-	-
10,629,937 issued and outstanding as of March 31, 2026	-	-
10,358,554 issued and outstanding as of December 31, 2025	-	-
Class B Common Stock
$0.000001 par value, 27,500,000 shares authorized,	-	-
19,183,813 issued and outstanding as of March 31, 2026	-	-
19,185,163 issued and outstanding as of December 31, 2025	-	-
ADDITIONAL PAID IN CAPITAL	130,290	126,995
ACCUMULATED OTHER COMPREHENSIVE LOSS	(2,023)	(2,124)
RETAINED EARNINGS	90,400	122,539
Total stockholders' equity	218,667	247,410
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$230,494	$266,762
The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except per share amounts)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
REVENUES	$22,747	$35,996
EXPENSES (INCOME)
Technology, development and user support	16,242	14,893
General and administrative	15,458	14,318
Loss on digital assets, net	36,413	28,809
Impairment on other assets	411	137
Staking and other (income) loss	(110)	136
Other loss, net	3	447
Interest income	(4,859)	(1,003)
Loss before income taxes	$(40,811)	$(21,741)
INCOME TAX BENEFIT	8,672	8,868
NET LOSS	$(32,139)	$(12,873)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	101	(254)
COMPREHENSIVE LOSS	$(32,038)	$(13,127)
Net loss per share
Basic net loss per share of common stock - Class A	$(1.08)	$(0.45)
Basic net loss per share of common stock - Class B	$(1.08)	$(0.45)
Diluted net loss per share of common stock - Class A	$(1.08)	$(0.45)
Diluted net loss per share of common stock - Class B	$(1.08)	$(0.45)
Weighted average number of shares and share equivalents outstanding
Weighted average number of shares used in basic computation - Class A	10,536	8,886
Weighted average number of shares used in basic computation - Class B	19,185	19,640
Weighted average number of shares used in diluted computation - Class A	10,536	8,886
Weighted average number of shares used in diluted computation - Class B	19,185	19,640
The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Number of Shares		Amounts
(Unaudited, in thousands)	Class A Shares	Class B Shares	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balances as of January 1, 2025	8,460	19,749	$124,387	$(752)	$133,892	$257,527
Stock-based compensation	-	-	2,759	-	-	2,759
Exercised options, net of options withheld for taxes and exercise price	-	233	(1,764)	-	-	(1,764)
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	241	-	(3,848)	-	-	(3,848)
Conversion from Class B to Class A	523	(523)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(254)	-	(254)
Net loss	-	-	-	-	(12,873)	(12,873)
Balances as of March 31, 2025	9,224	19,459	$121,534	$(1,006)	$121,019	$241,547
Balances as of January 1, 2026	10,359	19,185	$126,995	$(2,124)	$122,539	$247,410
Stock-based compensation	-	-	4,610	-	-	4,610
Exercised options, net of options withheld for taxes and exercise price	-	3	—	-	-	—
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	267	-	(1,315)	-	-	(1,315)
Conversion from Class B to Class A	4	(4)	-	-	-	-
Foreign currency translation adjustment	-	-	-	101	-	101
Net loss	-	-	-	-	(32,139)	(32,139)
Balances as of March 31, 2026	10,630	19,184	$130,290	$(2,023)	$90,400	$218,667
The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,139)	$(12,873)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	808	1,042
Deferred tax benefit	(15,627)	(7,423)
Impairment of other assets	411	137
Loss on digital assets, net	36,413	28,809
Staking and other (income) loss	(110)	136
Other loss, net	3	447
Share-based compensation	4,477	2,707
Accrued interest income	(4,586)	(648)
Other operating activities settled in digital assets and stablecoins (1)	(352)	(15,070)
Change in operating assets and liabilities:
Accounts receivable	28	246
Prepaid expenses	824	(1,592)
Income tax receivable	3,401	(1,456)
Other current assets	(534)	79
Other long-term assets	8	32
Accounts payable	648	322
Income tax payable	3,554	—
Accrued liabilities	181	(1,073)
Other long-term liabilities	—	12
Net cash used in operating activities	(2,592)	(6,166)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Simple Agreements for Future Equity notes ("SAFEs")	—	(100)
Purchases of fixed assets	(26)	(51)
Redemption of treasury bills	—	29,000
Purchases of digital assets	(962)	(1,571)
Disposal of digital assets held	73,215	6,416
Other investing activities	(325)	—
Net cash provided by investing activities	71,902	33,694
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares to pay employee withholding taxes	(1,329)	(5,638)
Net cash used in financing activities	(1,329)	(5,638)
Change in cash and cash equivalents	67,981	21,890
Cash and cash equivalents, beginning of period	4,938	37,883
Cash and cash equivalents, end of period	72,919	59,773
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash issuance of stock	$14	$26
Fixed assets purchased with digital assets	$—	$(27)
Non-cash capitalized software costs settled in digital assets and stock (including stock-based compensation of $133 and $52, respectively)	$(542)	$(450)
Non-cash capitalized interest on loans receivable	$2,141	$—
(1)See "Note 6 - Digital Assets".
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the Unaudited, Condensed Consolidated Financial Statements

1. Nature of Business
Exodus Movement, Inc. ("Exodus" or "the Company" or "we") was incorporated in Delaware in July 2016. In December 2025, the Company effected the redomestication of the Company from the State of Delaware to the State of Texas. The Company operates in the FinTech subsector of the greater blockchain and digital asset industry. The Company has developed an un-hosted self-custodial digital asset wallet on the Exodus Platform and contracts with third parties to provide various services to users that utilize the Company’s wallet through the platform.

2. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of the Company are unaudited. These unaudited, condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") on the same basis as the audited consolidated financial statements and in management’s opinion, reflect all the adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair statement of the Company’s condensed consolidated financial statements for the periods presented. The unaudited, condensed consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or any other period.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 11, 2026 (the "Form 10-K").

There were no changes to the significant accounting policies that were disclosed in "Note 2 – Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the Form 10-K.

Concentration of Revenue

Revenue from Application Programming Interface Providers ("API Providers") exceeding 10% of total revenues for the three months ended March 31, 2026 and 2025 were as follows:

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Company A	$3,397	$4,382
Company B	3,284	4,480
Company C	2,946	5,502
Company D (1)	—	4,284
Company E	2,765	5,960
Company F (2)	—	3,788
Company G (3)	2,448	—
(1)Company D did not have over 10% of revenue during the three months ended March 31, 2026.
(2)Company F did not have over 10% of revenue during the three months ended March 31, 2026.
(3)Company G did not have over 10% of revenue during the three months ended March 31, 2025.

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
Prices may fall within Level 1, 2 or 3 depending upon the methodology and inputs used to estimate fair value for each specific security. In general, securities are priced using third-party pricing services. Securities not priced by pricing services are submitted to independent brokers for valuation and, if those are not available, internally developed pricing models are used to value assets using a methodology and inputs that market participants presumably would use to value the assets. Prices obtained from third-party pricing services or brokers are not adjusted. Such prices are based on Level 1 inputs in accordance with ASC 820 - Fair Value Measurement ("ASC 820").

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

As of March 31, 2026, the Company held (i) investments in SAFEs and (ii) an investment in an equity security. The SAFEs represent contractual rights to acquire equity interests upon the occurrence of specified future events and do not provide the Company with voting rights, governance rights, or the ability to exercise significant influence over the issuers. Accordingly, the SAFEs are accounted for as cost method investments and are included within other long-term assets on the consolidated balance sheets. The Company’s investment in an equity security is accounted for in accordance with ASC 321 which is measured at fair value. Changes in the equity security fair value are recognized in other losses, net on the condensed consolidated statements of operations and comprehensive loss and the equity security is included within other long-term assets on the condensed consolidated balance sheets. The Company evaluates its investments for impairment at each balance sheet date. An impairment loss is recognized when the carrying amount exceeds estimated fair value and the decline in value is determined to be other than temporary.

Notes Receivable

In November 2025, the Company entered into a $0.1 million loan agreement with an unrelated third party. The loan agreement is accounted for as a note receivable within other long-term assets, in accordance with ASC 310 - Receivables (ASC 310), on the Company's condensed consolidated balance sheet and is recorded at amortized cost which approximates its fair value. The note receivable accrues interest at a rate of 0.50% per annum above the 12-month EURIBOR, with interest beginning to accrue on January 1, 2027. The note has a contractual maturity date of October 31, 2027, unless earlier converted in accordance with the terms of the agreement, and as described below.

The note receivable includes conversion features that permit the outstanding principal and accrued interest to be converted into equity of the unrelated third party upon the occurrence of specified events, including (i) a qualifying equity financing, (ii) an exit event, or (iii) at the election of the Company, if no qualifying financing has occurred, upon maturity. The conversion price component varies by each trigger event: in the event of a new financing round, it is the lowest fully-diluted price per share multiplied by an 80.0% multiple subject to a contractual valuation cap of €15.0 million; for an exit event, it is the lower of the cap-based fully-diluted ("FD") price or the actual FD price in the exit; and for conversion on request, it is the cap-based FD price. As of March 31, 2026, the carrying amount of the note receivable was $0.1 million, and no allowance for credit losses was recorded.

In March 2026, the Company entered into a $0.3 million promissory note agreement ("Promissory Note"), with an unrelated third party. The Promissory Note is accounted for as a note receivable within other long-term assets, in accordance with ASC 310, on the Company’s condensed consolidated balance sheets and is recorded at amortized cost, which approximates its fair value. The Promissory Note accrues interest at a fixed rate of 3.59% per annum, beginning in March 2026. The Promissory Note has a contractual maturity date of March 2, 2028, unless earlier converted in accordance with the terms of the agreement. As part of the Promissory Note, the Company is also entitled to receive 32,500 associated tokens ("Promissory Note tokens"). The tokens receivable are recorded within other current assets on the Company's condensed consolidated balance sheets and at fair value in accordance with ASC 820. For further details on the Promissory Note tokens, refer to "Note 6 – Digital Assets" and "Note 11 – Fair Value Measurements".

The Promissory Note includes conversion features that permit the outstanding principal and accrued interest to be converted into equity of the unrelated third party upon the occurrence of specified events, including (i) a qualifying equity financing, (ii) a non-qualifying financing, or (iii) at the election of the investors, if no qualifying financing has occurred, upon maturity. The conversion price is defined as the lesser of (a) 80% of the price per share paid by investors in the applicable financing round or (b) a price implied by a contractual valuation cap of $325.0 million. In the event of a non-qualifying financing, conversion occurs at the lesser of the discounted price or the valuation cap, and in the absence of a financing event, conversion may occur into Series AA preferred stock of the unrelated third party based on the valuation cap. As of March 31, 2026, the carrying amount of the Promissory Note receivable is $0.2 million, and no allowance for credit losses was recorded.

Digital Assets

As of March 31, 2026, the Company held $48.2 million of digital assets at fair value. The Company presents digital assets separately from other intangible assets on the condensed consolidated balance sheets. The net activity from remeasurement of digital assets at fair value is reflected in the condensed consolidated statements of operations and comprehensive loss within expenses (income). Digital assets that are received as noncash consideration in our revenue arrangements and sold for cash within seven days are presented as cash flows from operating activities in other operating activities settled in digital assets and stablecoins, while other digital asset activity held longer than seven days is reflected as cash flows from investing activities under disposal of digital assets held in the condensed consolidated statements of cash flows. The Company uses a mix of non-custodial and custodial services at multiple locations that are geographically dispersed to store its digital assets.

Digital assets are recorded at fair value based on quoted prices in the principal market for each respective digital asset as of the measurement date, in accordance with ASC 820. The principal market represents the market with the greatest volume and level of activity for the specific asset that the Company has access to on the measurement date. Fair value determinations are based on observable quoted prices (Level 1 inputs) in those markets. The cost basis of digital assets is calculated on a first-in, first-out basis, and changes in fair value are recognized in current-period earnings. Amounts are recorded at fair value based on the principal market rates. Refer to "Note 6 – Digital Assets" and "Note 11 – Fair Value Measurements."

Recently Issued Accounting Pronouncements Pending Adoption

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-06, "Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software". The amendments in ASU 2025-06 (i) remove all references to prescriptive software development "project stages," (ii) refocus the capitalization threshold such that an entity begins capitalizing when (a) management authorizes and commits to funding the project and (b) it is probable that the project will be completed and used for its intended function (subject to evaluation of significant development uncertainty). The amendments in ASU 2025-06 do not (i) amend the accounting for external-use software under Subtopic 985-20, (ii) change the types of internal-use software costs eligible for capitalization (e.g., data conversion, training, maintenance costs generally remain expensed), or (iii) modify when capitalization ceases (i.e., when the software is substantially complete and ready for its intended use). The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027, and for interim periods within those annual periods. Early adoption is permitted, but only as of the beginning of an annual reporting period. Entities may elect a prospective, retrospective, or modified retrospective transition approach. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, "Expense Disaggregation Disclosures". ASU 2024-03 aims to enhance disclosures regarding a public business entity’s expenses, specifically addressing investor requests for more detailed information on the types of expenses included in commonly presented expense captions such as cost of sales, selling, general and administrative expenses, and research and development. The amendments in ASU 2024-03 require additional transparency on the breakdown of expenses, including purchases of inventory, team member compensation, depreciation, amortization, and depletion. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date, or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its financial reporting and will adopt the standard in accordance with the required effective date. In January 2025, the FASB issued ASU 2025-01 which clarifies the disclosure requirements for public business entities adopting ASU 2024-03. ASU 2025-01 specifies that all public business entities should initially adopt the disclosure requirements presented in ASU 2024-03 in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

3. Revenue Recognition

The following table presents the Company’s revenues disaggregated by geography, based on the addresses of the Company's customers:

(in thousands, except percentages)	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Amount	% of Revenue	Amount	% of Revenue
Republic of the Marshall Islands	$4,979	21.9%	$9,787	27.2%
Hong Kong	5,732	25.2	7,656	21.3
British Virgin Islands	2,989	13.1	7,414	20.6
Seychelles	3,397	14.9	4,382	12.2
Saint Vincent and Grenadines	1,969	8.7	3,788	10.5
Other(1)	3,681	16.2	2,969	8.2
Revenues	$22,747	100.0%	$35,996	100.0%
(1)No other individual country or territory accounted for more than 10% of total revenue.

The following table presents the Company's revenue disaggregated by products and services:

(in thousands, except percentages)	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Amount	% of Revenue	Amount	% of Revenue
Exchange aggregation	$20,003	87.9%	$33,807	94.0%
Fiat onboarding	1,947	8.6	1,140	3.2
Staking	659	2.9	588	1.6
Consulting	108	0.5	337	0.9
Other (1)	30	0.1	124	0.3
Revenues	$22,747	100.0%	$35,996	100.0%
(1)For the three months ended March 31, 2026 and 2025, other includes less than $0.1 million and $0.1 million related to non-fungible token revenue, respectively.

4. Prepaid Expenses
The Company prepays certain expenses due to the nature of the service provided or to capture certain discounts. The table below shows a breakout of these prepaid expenses for the periods presented:

(in thousands)	March 31, 2026	December 31, 2025
Prepaid cloud services	$693	$646
Prepaid software	657	931
Accounting, consulting, and legal services	410	788
Marketing	191	260
Other prepaids	221	371
Prepaid expenses	$2,172	$2,996

5. Loans Receivable, Net

Term Facility and Delayed-Draw Term Facility

On November 18, 2025, the Company entered into a loan agreement with W3C Corp. ("W3C"), pursuant to which the Company agreed to provide up to $70.0 million of secured financing, consisting of (i) a term loan facility with aggregate commitments of up to $60.0 million (the "Term Facility") and (ii) a delayed-draw term loan facility with aggregate commitments of up to $10.0 million (the "Delayed-Draw Term Facility" and collectively with the Term Facility, the "Facilities"). The Facilities are secured by substantially all of the assets of W3C and certain of its subsidiaries, subject to customary exceptions. As of March 31, 2026, the carrying amount of the Term Facility and Delayed-Draw Term Facility is $62.4 million and $10.2 million, respectively.

Borrowings under the Term Facility bear interest at a rate of 12.0% per annum, compounded monthly, while borrowings under the Delayed-Draw Term Facility bear interest at a rate of 6.0% per annum, compounded quarterly. In each case, accrued interest is capitalized and added to the outstanding principal balance. The loan agreement also provides for a one-time upfront fee equal to 2.0% of the Term Facility and an exit fee of up to $7.2 million, which is reduced by the aggregate amount of upfront fees paid and capitalized interest at the time of repayment.

Accordingly, interest income associated with the Facilities reflects both contractual interest accrued on outstanding borrowings and the amortization of the upfront and exit fees, which is accounted for as an adjustment to the loan yield. For the three months ended March 31, 2026, the Company recognized interest income related to the Facilities of $4.4 million. As of March 31, 2026, amounts outstanding under the Term Facility were expected to be repaid in connection with the consummation of the acquisition. Accordingly, the effective interest rate on the Term Facility is higher than the stated contractual rate due to the amortization of upfront and exit fees, while the effective interest rate on the Delayed-Draw Term Facility approximates its stated contractual rate.

The Facilities mature on the earlier of (i) consummation of the acquisition and (ii) the date falling twelve months after the initial borrowing under the Term Facility, subject to extensions in certain circumstances as provided in the loan agreement. For further details on these arrangements, refer to "Note 15 - Subsequent Events".

Covenants

The Facilities contain customary affirmative and negative covenants, including limitations on additional indebtedness, liens, asset sales, acquisitions and distributions, as well as a minimum liquidity covenant. The Facilities also include customary events of default, including non-payment, breach of covenants and insolvency events, which could result in the acceleration of amounts outstanding. As of March 31, 2026, W3C was in compliance with all applicable covenants.

Credit Risk and Allowance for Credit Losses

As of March 31, 2026, the Company concluded that no allowance for credit losses was required based on the secured nature of the receivables, the short-term expected duration of the arrangements, and the Company’s assessment of the creditworthiness of the counterparty.

Seller Promissory Note

On November 18, 2025, the Company entered into a secured promissory note with the seller of W3C, a related party (the "Seller Note"), pursuant to which the Company extended a loan in the principal amount of $10.0 million. The Seller Note bears interest at a rate of 6.0% per annum, compounded quarterly, with accrued interest capitalized and added to the outstanding principal balance. The Seller Note is secured by a pledge of the seller’s equity interests in W3C As of March 31, 2026, the carrying amount of the Seller Note is $10.2 million.

All outstanding principal and accrued interest under the Seller Note is due and payable upon the earlier of the consummation of the acquisition or the occurrence of specified termination events. Upon consummation of the acquisition, the outstanding principal and accrued interest were expected to be settled through a non-cash offset against the purchase consideration otherwise payable to the seller.

Interest income associated with the Seller Note is recognized in interest income. For the three months ended March 31, 2026, the Company recognized $0.1 million of interest income related to the Seller Note. Based on the short-term expected duration of the arrangement, the secured nature of the Seller Note, and the anticipated settlement through offset at closing, the Company determined that no allowance for credit losses was required as of March 31, 2026. For further details on these arrangements, refer to "Note 15 - Subsequent Events".

6. Digital Assets

The table below outlines the fair value of the Company's digital assets based on publicly available rates as of the dates presented as well as the cost:

(in thousands, except units)	March 31, 2026
	Units	Cost Basis	Fair Value
Bitcoin	628	$21,600	$42,760
Ethereum	1,861	3,402	3,914
Solana	17,541	2,895	1,455
Other	*	102	100
Digital assets		$27,999	$48,229

(in thousands, except units)	December 31, 2025
	Units	Cost Basis	Fair Value
Bitcoin	1,704	53,449	149,164
Ethereum	1,898	3,476	5,633
Solana	12,473	2,385	1,552
Other	*	102	98
Digital assets		$59,412	$156,447

*Other digital assets unit balances are not considered meaningful.
The following table summarizes other operating activities settled in digital assets and stablecoins:

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenues	$(23,954)	$(35,764)
Expenses	12,991	6,376
Conversion of digital assets and stablecoins to cash, net	8,900	14,757
Accounts receivable and other current assets	1,514	439
Payroll liabilities	96	(624)
Currency translation related to digital assets	101	(254)
Other operating activities settled in digital assets and stablecoins	$(352)	$(15,070)

Token Arrangements

During the second quarter of fiscal year 2025, the Company sold its right to receive 6,666,667 of its 13,333,334 Magic Eden tokens from Eden Protocol Limited. The Company recognized a gain of $2.0 million on the sale of future token interests, which is presented in the consolidated statements of operations and comprehensive loss. As of March 31, 2026, the Company has received 2,222,060 Magic Eden tokens and has 4,444,607 tokens remaining to be received. The Company’s right to receive future Magic Eden token interests represents an embedded derivative, which had a fair value of zero as of March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026, in connection with the Company’s investment in the Promissory Note, the Company is entitled to receive 32,500 Promissory Note tokens which are subject to a 48-month vesting schedule, including a 12-month cliff followed by monthly vesting over the remaining term and other restrictions. As of March 31, 2026, the value of these tokens is $0.1 million.

7. Software Assets, Net
Costs incurred are used to develop internal software applications and consist of mainly compensation and benefits. We capitalize software development costs upon the establishment of technological feasibility. As of March 31, 2026 and 2025, we capitalized $0.5 million of software development costs, respectively. When the software is ready for use, these capitalized costs are amortized on a straight-line basis over the estimated useful life, estimated to be three years.

Software assets, net, consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Software in development	$1,611	$1,069
Software assets in use	12,670	13,198
Less: accumulated amortization	(10,217)	(9,702)
Software assets in use, net	2,453	3,496
Software assets, net	$4,064	$4,565

The following summarizes the future amortization expense as of March 31, 2026:

(in thousands)
Nine months ended December 31, 2026	$1,316
2027	1,006
2028	131
2029	—
$2,453

For the three months ended March 31, 2026 and 2025, amortization expense was $0.6 million and $1.0 million, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded $0.4 million and $0.1 million, respectively, in software development impairment which is presented as impairment on other assets in the consolidated statements of operations and comprehensive loss.

8. Stockholders' Equity
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

Stock-Based Compensation

Options and Equity Grants Issued

In September 2019, the Company adopted the 2019 Equity Incentive Plan (the "2019 Plan") which permitted the Company to grant non-statutory stock options, incentive stock options, and other equity awards to Exodus team members, directors, and consultants. The 2019 Plan authorized grants to issue up to 3,000,000 options (prior to the 2021 Equity Incentive Plan) that are convertible into shares of authorized but unissued Class B common stock. As of March 31, 2026, there were 541,842 shares of Class B common stock options outstanding in the 2019 Plan.

In August 2021, the Company adopted the 2021 Equity Incentive Plan, as amended and restated in December 2025 (the "2021 Plan"). Upon the approval of the 2021 Plan, the Company can no longer grant non-statutory stock options, incentive stock options, or other equity awards to Exodus team members, directors, or consultants under the 2019 Plan. The 2021 Plan permitted the Company to grant non-statutory stock options, incentive stock options and other equity awards, such as restricted stock awards, to Exodus team members, directors, and consultants. The 2021 Plan authorized grants to issue up to 8,116,406 (prior to the adoption of the 2026 Equity Incentive Plan) awards convertible into shares of authorized but unissued Class A common stock.

In March 2026, the Company adopted the 2026 Equity Incentive Plan (the “2026 Plan”). The 2026 Plan serves as the successor to the 2021 Plan and provides for the issuance of non-statutory stock options, incentive stock options and other equity awards, including restricted stock units, to team members, directors, and consultants of the Company. The exercise price for options issued under the 2026 Plan is determined by the Compensation Committee of the board of directors, but will be (i) in the case of an incentive stock option granted to a team member who owns stock representing more than 10% of the voting power of all classes of stock of the Company, no less than 110% of the fair market value per share on the date of grant (the "Incentive Stock Options"), or (ii) for all other awards, no less than 100% of the fair market value per share on the date of grant. The contractual term of options issued under the 2026 Plan is generally 10 years, except that the Incentive Stock Options may not have a term longer than five years. The 2026 Plan initially authorized 4,280,000 shares of Class A common stock for issuance and provides that the Company may increase the number of shares available for issuance on January 1 of each year beginning in 2027 and ending in 2036 by an amount equal to 5% of the Company’s outstanding common stock. Shares subject to awards under the 2026 Plan that are not issued or are withheld to satisfy exercise prices or tax withholding obligations are returned to the share reserve and become available for future issuance. As of March 31, 2026, a total of 4,280,000 shares of Class A common stock were reserved for issuance under the 2026 Plan. As of March 31, 2026, a total of 2,459,518 restricted stock units (“RSUs”) were authorized and outstanding with a fair value of $16.0 million.

Upon the approval of the 2026 Plan, the Company can no longer grant non-statutory stock options, incentive stock options, or other equity awards to Exodus team members, directors, or consultants under the 2021 Plan.

The terms of our share-based compensation are governed by the plan pursuant to which such awards were issued.

The following table summarizes stock option activities for the three months ended March 31, 2026:

	Options	Weighted Average Exercise Price
Outstanding - beginning of period	545,142	$2.41
Exercised	(3,300)	$2.39
Outstanding - end of period	541,842	$2.41
The following table summarizes RSU activities for the three months ended March 31, 2026:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding - beginning of period	2,543,468	$12.13
Granted	318,223	$10.43
Vested	(370,634)	$7.98
Forfeited	(31,539)	$13.05
Outstanding - end of period	2,459,518	$12.52

Stock-based compensation is recorded on the Company’s condensed consolidated statements of operations and comprehensive loss as follows:

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Technology, development, and user support	$2,537	$725
General and administrative	2,073	2,034
Stock-based compensation	$4,610	$2,759

As of March 31, 2026, total unrecognized stock-based compensation expense was $12.4 million. This compensation is expected to be recognized over a weighted-average period of 1.6 years.

Warrants

As of March 31, 2026, the Company has warrants outstanding of 100,000 shares of its common stock for a third-party; no cash was received or paid in connection with the issuance. The fair value of the warrants was recorded to general and administrative expense on the condensed consolidated statements of operations and comprehensive loss and a corresponding increase to additional paid-in capital. The warrants were valued using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

Exercise price	$31.90
Risk-free interest rate	4.03%
Expected dividend yield	—%
Expected volatility	81.32%
Expected life (years)	7.0

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

For the three months ended March 31, 2026, and 2025, the Company recorded an income tax benefit of $8.7 million on a pre-tax loss of $40.8 million and an income tax benefit of $8.9 million on a pre-tax loss of $21.7 million, resulting in effective tax rates of 21.2% and 40.8%, respectively.

Our effective tax rate for the three months ended March 31, 2026 was primarily due to a benefit related to stock option exercises net of non-deductible executive compensation, U.S. Foreign Derived Intangible Income and research and development tax credits partially offset by nondeductible expenses and tax effect of realized and unrealized digital asset gains and losses during the period. For purposes of recording the discrete tax expense related to digital assets, for the three months ended March 31, 2026, realized gains or losses are recorded to the Company’s current taxes payable and unrealized gains and losses are recorded to the deferred tax liability based on current period activity. The effective tax rate for the three months ended March 31, 2025, was primarily impacted by the change in permanent differences, including the tax benefit from the foreign derived intangible income and non-deductible expenses, and discrete items, including stock-based compensation and tax effect of realized and unrealized digital asset gains and losses during the period.

On July 4, 2025, One Big Beautiful Bill Act ("OBBB") was signed into law in the United States. OBBB includes significant changes to U.S. federal tax law, such as an elective deduction for domestic research and experimental expenditures, and changes to the tax rate on income from non-U.S. sources and subsidiaries. OBBB did not have a material impact on our current year effective tax rate. The OBBB allowed for the acceleration of deductions in 2025 with a corresponding reduction of deferred tax assets. We are continuing to assess its impact on our condensed consolidated financials.

10. Commitments and Contingencies

Legal Proceedings

The Company is subject to a number of claims and proceedings that generally arise in the ordinary course of business, the outcome of which cannot be predicted with certainty. The Company does not believe that the liabilities from such ordinary course claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. If the Company believes the losses are probable and can be reasonably estimated, reserves will be established. For matters where a reserve has not been established, the ultimate outcome or resolution cannot be predicted at this time or the amount of ultimate loss, if any, cannot be reasonably estimated. Litigation is subject to many uncertainties and there can be no assurance as to the outcome of the individual litigated matters. It is possible that certain of the actions, claims, inquiries or proceedings could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to the Company’s condensed consolidated financial condition, results of operations or cash flows in any particular reporting period.

In addition, as disclosed in "Note 15 - Subsequent Events", on April 13, 2026, the Company filed a complaint in the Delaware Court of Chancery against W3C and its CEO, Garth Howat, seeking to enforce their obligations under a purchase agreement and to compel the closing of the Company’s previously announced acquisition of W3C (the “W3C Delaware Litigation”). In connection with this matter, the Company declared certain loans previously provided to W3C to be payable on demand and exercised its rights under the related loan security. In connection with the transactions described in Note 15—Subsequent Events, the parties have agreed to dismiss the W3C Delaware Litigation with prejudice and enter into mutual releases of claims, effective upon the transfer of specified assets.

11. Fair Value Measurements
The Company's financial assets are summarized below as of March 31, 2026 and December 31, 2025, with fair values shown according to the fair value hierarchy:

(in thousands)	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
As of March 31, 2026
Bitcoin	$42,760	$42,760	$-	$-
Ether	3,914	3,914	-	-
Solana	1,455	1,455	-	-
Other investments (1)	700	-	-	-
Equity security	299	299	-	-
Promissory note tokens (2)	122	-	122	-
Other digital assets	100	100	-	-
Money market funds	7	7	-	-
Total	$49,357
As of December 31, 2025
Bitcoin	$149,164	$149,164	$-	$-
Ether	5,633	5,633	-	-
Solana	1,552	1,552	-	-
Other investments (1)	700	-	-	-
Equity security	244	244	-	-
Other digital assets	98	98	-	-
Money market funds	7	7	-	-
Total	$157,398
(1) These investments are recorded at cost.
(2) Refer to "Note 2 Summary of Significant Accounting Policies" and "Note 6 – Digital Assets" for further details.

Assets and Liabilities Not Measured and Recorded at Fair Value
The Company's financial instruments, including stablecoins, are carried at cost, which approximates their fair value. If these financial instruments were recorded at fair value, they would be based on Level 1 inputs. The Company also holds notes receivable that are recorded at amortized costs, which approximates their fair value. The fair value of these instruments is not readily determinable due to their non-marketable nature and is therefore not included in the fair value hierarchy.

12. Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock:

(in thousands, except per share amounts)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Basic loss per share:
Numerator
Net loss, basic and diluted	$(32,139)	$(12,873)
Denominator
Weighted-average number of shares used in per share computation - Class A	10,536	8,886
Weighted-average number of shares used in per share computation - Class B	19,185	19,640
Basic net loss per share - Class A	$(1.08)	$(0.45)
Basic net loss per share - Class B	$(1.08)	$(0.45)
Diluted net loss per share:
Denominator
Weighted-average number of shares used in diluted computation - Class A	10,536	8,886
Weighted-average number of shares used in diluted computation - Class B	19,185	19,640
Diluted net loss per share - Class A	$(1.08)	$(0.45)
Diluted net loss per share - Class B	$(1.08)	$(0.45)

Diluted loss per share includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of shares of common stock and common stock equivalents outstanding during the reporting period. Diluted loss per share for the three months ended March 31, 2026 and 2025, excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

(In thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
RSUs outstanding	2,460	2,608
Stock options outstanding	542	591
Warrants	100	—
Number of anti-dilutive shares	3,102	3,199

13. Variable Interest Entity

In November 2025, the Company entered into a definitive agreement to acquire W3C (the "Purchase Agreement"). W3C is a Delaware corporation that serves as a holding company for Monavate Holdings Limited (“Monavate”) and Baanx.com Ltd. (“Baanx”), and their respective subsidiaries (collectively, the "W3C Group"). As of March 31, 2026, W3C owned and operated the Monavate and Baanx businesses, and the acquisition of the W3C Group had not closed as of March 31, 2026 and remained subject to ongoing litigation (see "Note 10 - Commitments and Contingencies - Legal Proceedings"). As

described in "Note 15 - Subsequent Events," the Company subsequently acquired certain entities and assets associated with the W3C Group on April 30, 2026 and May 1, 2026, and the original Purchase Agreement was terminated. In connection with the proposed acquisition, the Company entered into three financing arrangements with W3C consisting of: (i) a term loan facility of $60.0 million; (ii) a delayed draw term loan facility of $10.0 million and (iii) a seller promissory note of $10.0 million. For further details on these arrangements, refer to "Note 5 – Loans Receivable, Net" and "Note 15 – Subsequent Events".

The Company's maximum exposure to loss was $85.6 million and represents the carrying values of loan receivables and related capitalized and accrued interest recorded in the Company’s condensed consolidated balance sheets as of March 31, 2026. The Company does not have any contractual requirement to provide additional financial support to W3C beyond amounts currently funded and has not provided any financial support to W3C during the three months ended March 31, 2026.

14. Segment Reporting
The Company has one reportable segment: revenues. Factors that management used to identify the Company's reportable segment include the Company’s integrated business model, shared customer base, centralized corporate functions, and uniform service offerings in determining that the business operates as a single segment. A description of the types of products and services from which the reportable segment derives its revenues as well as the accounting policies applicable to the reportable segment can be found in "Note 2 – Summary of Significant Accounting Policies" of the Form 10-K. Entity-wide information can be found in "Note 3 – Revenue Recognition". The chief operating decision maker, who is the chief executive officer, assesses the performance of the Company using consolidated net loss for the reportable segment and decides how to allocate resources based on revenues, technology, development and user support, general and administrative expenses, and net loss which are reported under identical captions in the condensed consolidated statements of operations and comprehensive loss. No additional measures of segment assets, profit, or loss are used in internal management reporting. The Company does not have intra-entity sales or material intra-entity transfers for consideration in the segment analysis. Information about reported segment revenue and profit as well as significant segment expenses can be found in the condensed consolidated statements of operations and comprehensive loss.

15. Subsequent Events
SAFE Note Conversion

On April 9, 2026, following the acquisition of a SAFE note issuer, the Company's aggregate outstanding SAFE note principal balance of $0.5 million was converted into $0.5 million in cash, less agent fees, and the right to receive shares of an unrelated third-party valued at $0.3 million.

W3C Purchase Agreement

On April 13, 2026, the Company filed a complaint in the Delaware Court of Chancery against W3C and its CEO Garth Howat to comply with their obligations under the Purchase Agreement and to close the Company's acquisition of W3C (the "W3C Delaware Litigation"). In connection with the W3C Delaware Litigation, the Company also declared the loans previously provided to W3C to be payable on demand and exercised its rights under the related loan security.

On April 30, 2026, the Company acquired the outstanding shares of Monavate and Baanx from court-appointed receivers in the United Kingdom for an aggregate purchase price of approximately $76.3 million, representing amounts of principal and interest outstanding under the Facilities. The purchase price was satisfied through the discharge of outstanding indebtedness to the Company.

On May 1, 2026, the Company entered into a Stock and Asset Purchase Agreement with Baanx US Corp., W3C and Garth Howat (the "Stock and Asset Purchase Agreement"), pursuant to which the Company acquired all of the issued and outstanding equity interests of Baanx US Corp. and certain assets of Mr. Howat. The aggregate purchase price for this transaction is $30.0 million, payable in installments over a four-year period, consisting of $5.0 million payable upon the transfer of specified assets, $5.0 million payable on the first anniversary of closing, $10.0 million payable on the third anniversary of closing and $10.0 million payable on the fourth anniversary of closing. The Company will have the option, with the prior written approval of W3C and Mr. Howat, to pay all or any portion of the second and third installment payments in the form of shares of Class A Common Stock of the Company.

The Company expects these acquisitions to expand its capabilities in on-chain payments, including wallet and payment card functionality, and to enhance its ability to support enterprise clients and geographic expansion.

In connection with the foregoing, the parties agreed that, upon the transfer of the specified assets, that (i) the Purchase Agreement will be terminated, (ii) the Company will forgive, cancel and discharge a $10.0 million secured promissory note previously made available to Mr. Howat in connection with the Purchase Agreement, and (iii) the W3C Delaware Litigation will be dismissed with prejudice and the parties will enter into mutual releases. Furthermore, the forgiveness of the secured promissory note previously made available to Mr. Howat in connection with the Purchase Agreement, is intended to constitute part of the purchase consideration associated with the Stock and Asset Purchase Agreement.

The acquisition of the Monavate and Baanx entities will be accounted for as a business combination under ASC 805, Business Combinations ("ASC 805"). Due to the proximity of the acquisition date to the issuance of these accompanying condensed consolidated financial statements, the Company is evaluating the accounting treatment of these transactions, including the determination of the acquirer and the allocation of the purchase price to the assets acquired and liabilities assumed. Accordingly, the Company has not disclosed the purchase price allocation or supplemental unaudited pro forma financial information. As the acquisitions occurred after March 31, 2026, the financial effects of these transactions have not been reflected in the accompanying condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Exodus' financial condition and results of operations should be read in conjunction with the unaudited, condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Item 1A. Risk Factors” in the Form 10-K and "Cautionary Note Regarding Forward Looking Statements" and in other parts of this Quarterly Report on Form 10-Q.

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
Our expenses primarily consist of:
•Technology, development, and user support;
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

Digital Asset	API Provider Service(s)	Blockchain(s)
Bitcoin
Store of value and payment cryptocurrency	Exchange Aggregation; Fiat Onboarding	Bitcoin
Tether
Stablecoin	Exchange Aggregation; Fiat Onboarding	Ethereum, Algorand, Avalanche, Binance Smart Chain, Arbitrum, Polygon, Optimism, Solana, Tron, Fantom
Ether
Blockchain economy or blockchain platform	Exchange Aggregation; Fiat Onboarding; Staking	Ethereum
USDC
Stablecoin	Exchange Aggregation; Fiat Onboarding	Ethereum, Algorand, Avalanche, Binance Smart Chain, Arbitrum, Fantom, Polygon, Optimism, Solana, Tron
Other
All other digital assets	Exchange Aggregation; Fiat Onboarding; Staking	Multiple Blockchains

Known Trends and Uncertainties
Stablecoins - We expect stablecoin adoption will increase globally as cryptocurrencies become more widely used in the future. User adoption of cryptocurrency networks for payments, or lack thereof, as well as worldwide government regulation, both friendly and adversarial, have and will continue to influence global stablecoin usage. Stablecoins will not function without a digital asset wallet. The Company's wallet supports a wide variety of stablecoins, including the largest coins such as Tether's USDT and Circle’s USDC. Additionally, by supporting over 40 different networks, including large networks like Ethereum, Solana, and Tron, we believe Exodus is positioned to natively support stablecoins wherever current and future use cases emerge. Furthermore, Exodus' XO Swap product already provides the Company's partners a solution for swapping between stablecoins and between blockchains.

Cloud based infrastructure expense – Cloud infrastructure expenses were $1.8 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively. We anticipate increased cloud infrastructure expenses as the platform continues to grow due to increased database capacity and new users.

Investment in human capital – Costs related to investment in human capital were $15.2 million and $13.1 million for the three months ended March 31, 2026 and 2025, respectively. As the Exodus Platform continues to expand, we anticipate the need to add more team members to accommodate the growth in our business, which is expected to materially increase expenses as a result of the impact on the human capital costs. Human capital costs are also expected to increase due to the need to add additional team members to address compliance with the evolving regulatory environment.

Marketing expenses – Marketing-related costs were $2.6 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to increased spending on website advertisements targeted at digital asset focused spaces and on online platforms, such as the App Store, and marketing agency expenses. To date, we have primarily focused our marketing strategy toward user growth. We continue to evaluate our marketing strategy, and in the future, may decide to refocus the current strategy to a more competitive approach, which would be expected to substantially increase marketing-related expenses.

Changes in tax laws – The Pillar 2 approach, which came into effect in 2023 in certain jurisdictions, will establish a global minimum tax rate of 15%, such that multinational enterprises with an effective tax rate in a jurisdiction below this minimum rate will need to pay additional tax. While many aspects of the application of Pillar 2 remain to be clarified, including how the jurisdictions in which we operate, and those in which we and our subsidiaries are based, choose to implement the Organization for Economic Cooperation and Development’s approach in their tax treaties and domestic tax laws, we do not expect Pillar 2 to apply in 2026. On July 4, 2025, the "One Big Beautiful Bill Act" (P.L. 119‑21) was enacted into law. The legislation reinstates and extends several provisions of the 2017 Tax Cuts and Jobs Act, including permanent 100% bonus depreciation, enhanced Section 179 expensing, full R&D expense deduction for domestic expenditures and modification to the international tax framework.

Growth Initiative and Transaction-Related Expenses
During the three months ended March 31, 2026 and 2025, the Company incurred $2.8 million and $1.8 million, respectively, in expenses associated with the evaluation and negotiation of, and travel due to, prospective business acquisitions. The Company expects these expenses to continue throughout 2026 as it continues to evaluate potential acquisition targets. These expenses primarily include legal and advisory costs and are recorded within general and administrative expenses in the accompanying condensed consolidated statements of operations.

In addition, the Company incurred $3.4 million and $4.3 million in revenue sharing expenses related to its business-to-business partnerships for the three months ended March 31, 2026 and 2025, respectively. While the Company does not control the operations or growth of its partners, their success can directly impact our own performance. As these partners grow or as new partnerships are formed, our associated revenue sharing expenses are expected to increase. These expenses represent costs of revenue and are included within technology, development, and user support expenses in the condensed consolidated statements of operations.

Monthly Active Users
Monthly Active Users ("MAUs") were 1.5 million and 1.6 million as of March 31, 2026 and 2025, respectively. Our strategic focus remains on expanding our active user base, improving app features, and expanding our business-to-business partnerships. We believe that over the long term, interest in digital assets and digital asset markets will continue to increase. However, during any given period, we cannot be certain that our MAU growth efforts will be effective or that interest in digital assets will remain or continue to increase.

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

Quarterly Funded Users
In addition to MAUs, we utilize Quarterly Funded Users ("QFUs") to assess user trends and market sentiment. QFUs are defined as unique users with an Exodus wallet that was funded at any point prior to or during the fiscal quarter and during which the user remained active, i.e. opening the app during the period. A wallet is considered “funded” if it holds a non-zero balance of any supported digital asset. QFUs offer a longer-term view of engagement by capturing users who have already funded their wallets.

QFUs totaled 1.4 million and 1.8 million as of March 31, 2026 and 2025, respectively, reflecting a decrease of 0.4 million, or 22.2%. This decrease reflects a reduction in user engagement as the cryptocurrency market cap has decreased from the first quarter of the prior year. We expect MAUs to fluctuate more significantly in response to app usage patterns and broader market conditions. In contrast, QFUs provide a longer-term view of engagement, representing a more stable cohort—users with funded wallets actively participating in the Exodus Platform.

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

Results of Operations
The following table presents our condensed consolidated results of operations for the three months ended March 31, 2026 and 2025:

(in thousands, except percentages)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change	% Change

REVENUES	$22,747	$35,996	$(13,249)	(36.8)%
EXPENSES (INCOME)
Technology, development and user support	16,242	14,893	1,349	9.1%
General and administrative	15,458	14,318	1,140	8.0%
Loss on digital assets, net	36,413	28,809	7,604	26.4%
Impairment on other assets	411	137	274	200.0%
Staking and other (income) loss	(110)	136	(246)	(180.9)%
Other loss, net	3	447	(444)	(99.3)%
Interest income	(4,859)	(1,003)	(3,856)	384.4%
Loss before income taxes	(40,811)	(21,741)	(19,070)	87.7%
INCOME TAX BENEFIT	8,672	8,868	(196)	(2.2)%
NET LOSS	(32,139)	(12,873)	(19,266)	149.7%
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	101	(254)	355	(139.8)%
COMPREHENSIVE LOSS	(32,038)	(13,127)	(18,911)	144.1%
*Percentage variances not considered meaningful.
Revenue decreased $13.2 million, or 36.8%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily driven by exchange aggregation revenue, which decreased $13.8 million, or 40.8%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, which was primarily attributable to a decrease in user exchange volume growth. Non-exchange aggregation (i.e., fiat onboarding, staking, consulting, and other) revenue increased $0.6 million, or 25.4%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The non-exchange revenue increase was driven by fiat onboarding revenue with an increase of $0.8 million, or 70.8%, offset by a decrease in consulting revenue, reflecting a decrease of $0.2 million or 68.0%.

For the three months ended March 31, 2026, five API Providers accounted for more than 10% each of total revenue and collectively generated exchange aggregation revenue of $14.8 million. For the three months ended March 31, 2025, six API Providers accounted for more than 10% each of total revenue and collectively generated exchange aggregation revenue of $28.4 million.

The following table summarizes the revenue by users of the platform and the business-to-business partnerships for the three months ended March 31, 2026 and 2025:

(in thousands, except percentages)	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Amount	% of Revenues	Amount	% of Revenues
Exchange aggregation - users	$16,536	72.7%	$27,819	77.4%
Exchange aggregation - partnerships	3,467	15.2	5,988	16.7
Fiat onboarding - users	1,947	8.6	1,129	3.1
Fiat onboarding - partnerships	—	-	11	-
Staking - users	659	2.9	588	1.6
Consulting - users	25	0.1	37	0.1
Consulting - partnerships	83	0.4	300	0.8
Other - users	30	0.1	124	0.3
Revenues	$22,747	100.0%	$35,996	100.0%
Technology, development and user support increased $1.3 million, or 9.1%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily due to a $2.3 million increase in team member compensation and benefit expense as a result of increased team member compensation, payroll taxes and stock-based compensation, an increase of $0.7 million in fiat onboarding fees, partially offset by a $0.9 million decrease in partner fee expense as a result of a correlated decrease in revenue from business-to-business partnerships, $0.4 million decrease in depreciation and amortization expenses and a $0.1 million decrease in cloud services expenses and a $0.1 million increase in capitalized labor.

General and administrative expenses increased $1.1 million, or 8.0%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Expenses driving the increase include a $1.4 million increase in marketing expenses, an increase of $0.6 million in foreign currency expenses, a $0.3 million increase in legal and consulting expenses, a $0.2 million increase in network fees and a $0.1 million increase in depreciation and amortization expenses, partially offset by a $0.9 million decrease in meeting and travel expenses and a $0.8 million decrease in political contributions.

The Company experienced an unfavorable fluctuation in the market price of digital assets held during the three months ended March 31, 2026, primarily driven by market volatility due to macroeconomic headwinds, including the Federal Reserve's revised economic outlook, with a lower growth forecast and a higher inflation outlook, and the current administration's tariff policy. During the three months ended March 31, 2026, the Company recognized net realized gains from exchange of digital assets of $40.4 million and net unrealized losses from remeasurement of digital assets of $76.8 million. The Company experienced an unfavorable fluctuation in the market price of digital assets held during the three months ended March 31, 2025, primarily driven by market volatility due to macroeconomic headwinds, including the Federal Reserve's revised economic outlook, with a lower growth forecast and a higher inflation outlook, and the looming threat of broader tariffs. During the three months ended March 31, 2025, the Company recognized net realized gains from exchange of digital assets of $5.1 million and net unrealized losses from remeasurement of digital assets of $33.9 million. The Company expects that volatility in digital asset prices will continue and may result in significant fluctuations in the Company’s results of operations in future periods.

Income tax benefit was $8.7 million for the three months ended March 31, 2026, compared to a benefit of $8.9 million for the three months ended March 31, 2025. The effective tax rate during the three months ended March 31, 2026 was 21.2%, compared to 40.8% during the three months ended March 31, 2025. For the three months ended March 31, 2026, the change from the statutory tax rate to the effective rate was primarily due to a benefit related to stock option exercises net of non-deductible executive compensation, U.S. Foreign Derived Intangible Income and research and development tax credits partially offset by nondeductible expenses. For the three months ended March 31, 2025, the change from the effective rate was primarily impacted by the change in permanent differences, including the tax benefit from the foreign derived intangible income and non-deductible expenses, and discrete items, including stock-based compensation and tax effect of realized and unrealized digital asset gains and losses during the period.

Liquidity and Capital Resources
Overview
Our primary source of funding is from API fee revenues. We fund our operational costs from these revenues. Our primary use of funds is payment of our operating costs, which consist mostly of compensation and benefit expenses and security costs. As of the date of this filing, based on current operating plans, we believe that our existing cash and cash equivalents, treasury bills, stablecoins and digital assets will be sufficient to fund our operations and anticipated growth for the next twelve months and thereafter for the foreseeable future. We may seek to opportunistically raise additional capital through private or public equity securities offerings in the future.

We expect that increased market acceptance of digital assets and blockchain technology, combined with our expected continued growth of the Exodus Platform, market acceptance of our services and ability to attract and retain users on our platform, should support our ability to generate sufficient cash to meet our requirements and plans for cash.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change
Net cash used in operating activities	$(2,592)	$(6,166)	$3,574
Net cash provided by investing activities	71,902	33,694	38,208
Net cash used in financing activities	(1,329)	(5,638)	4,309
Net increase in cash and cash equivalents	$67,981	$21,890	$46,091
Net Cash Used In Operating Activities
Net cash used in operating activities decreased by $3.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The primary drivers of the change were a decrease of $14.7 million in operating activities settled in digital assets and stablecoins, an increase in working capital of $11.5 million, a net increase in loss on digital assets of $7.6 million, an increase in stock-based compensation expense of $1.8 million, partially offset by an increase in net loss of $19.3 million, an increase in deferred tax benefit of $8.2 million, an increase in accrued interest income of $3.9 million, a decrease in the other loss, net of $0.4 million and a decrease in depreciation and amortization of $0.2 million. The primary drivers of the change in operating activities settled in digital assets and stablecoins included a decrease to revenue of $11.8 million related to decreased transaction volume, $6.6 million of increased expenses, $5.9 million decrease in conversion of digital assets and stablecoins to cash, and an increase in accounts receivables and other assets of $1.1 million.

Net Cash Provided By Investing Activities
Net cash provided by investing activities increased by $38.2 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increases were related to an increase of $67.4 million of net digital assets sold for cash, of which the proceeds are to be used to fund the W3C acquisition. This increase was partially offset by a $29.0 million of net change in treasury bills investments and redemptions.

Net Cash Used In Financing Activities
Net cash used in financing activities decreased by $4.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This was primarily driven by cash used for the repurchase of shares of our common stock to pay employee withholding taxes.

Total Digital Assets and Liquid Assets
The following tables show the Company’s holdings of digital assets and cash and cash equivalents (including treasury bills with a maturity date of less than three months) and stablecoins.

The digital asset holdings as of March 31, 2026 and December 31, 2025 were:

(in thousands, except units)	March 31, 2026
	Units	Cost Basis	Fair Value
Bitcoin	628	$21,600	$42,760
Ether	1,861	3,402	3,914
Solana	17,541	2,895	1,455
Other	*	102	100
Digital assets		$27,999	$48,229

(in thousands, except units)	December 31, 2025
	Units	Cost Basis	Fair Value
Bitcoin	1,704	$53,449	$149,164
Ethereum	1,898	3,476	5,633
Solana	12,473	2,385	1,552
Other	*	102	98
Digital assets		$59,412	$156,447

*Other digital assets unit balances are not considered meaningful.
The liquid asset holdings as of March 31, 2026 and December 31, 2025 were:

(in thousands)	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
As of March 31, 2026
Cash and cash equivalents	$72,919	$72,919	$-	$-
Stablecoins	1,481	1,481	-	-
Total liquid assets	$74,400
As of December 31, 2025
Cash and cash equivalents	$4,938	$4,938	$-	$-
Stablecoins	222	222	-	-
Total liquid assets	$5,160

Material Capital Commitments

Exodus currently has no material commitments for capital expenditures.

Critical Accounting Estimates

See the section titled "Critical Accounting Estimates" set forth under "Item 7. Management's Discussion and Analysis of the Financial Condition and Results of Operations" in the Form 10-K. There have been no material changes from those disclosed in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market price risk of digital assets

A large portion of our revenue generated from API providers is received in Bitcoin. A decline in the market price of digital assets had (and could in the future, have) an adverse effect on the Company's operations, the value of our digital assets, and our future operations and cash flows.

The market price of Bitcoin is impacted by a variety of factors and is determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. The digital asset industry has been negatively impacted by market price volatility. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin. There can be no assurance that we will be able to exchange our digital assets for U.S. dollars on a timely basis, if at all, or for a fair price. If the value of our digital assets declines, or if we experience difficulties converting our digital assets to U.S. dollars, we may not have sufficient liquidity to satisfy our liabilities, expenses and costs as they become due, which may negatively affect our business operations and financial condition. A hypothetical 10% increase or decrease in the digital assets held would have resulted in a change to the fair value of $4.8 million and $15.6 million as of March 31, 2026 and December 31, 2025, respectively.

Other Risks

We have risk exposure related to interest rates and foreign currency exchange rates. There have been no material changes in our primary risk exposures or management of these risks from those disclosed in our Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Form 10-Q, that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

No change was made in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found in "Note 10 - Commitments and Contingencies - Legal Proceedings" and "Note 15 - Subsequent Events" to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description	SEC Document Reference
10.1	Exodus Movement, Inc. 2026 Equity Incentive Plan, dated March 19, 2026.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 25, 2026.
10.2	Stock Purchase Agreement, dated as of May 1, 2026, by and among Exodus Movement, Inc., Baanx US Corp., W3C Corp. and Garth Howat.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2026.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXODUS MOVEMENT, INC.

Date: May 11, 2026	By:	/s/ James Gernetzke
James Gernetzke
Chief Financial Officer