Form 10-Q
period 2026-06-30
Exodus Movement, Inc.
filed 2026-08-11
CIK 1821534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☒
As of August 3, 2026, the registrant had 11,015,102 shares of Class A common stock, par value $0.000001 per share, and 19,188,156 shares of Class B common stock, par value $0.000001 per share, outstanding.

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
•future capital expenditures;
•our growth strategy, including our ability to grow organically, through mergers, acquisitions and strategic transactions, and to integrate Monavate, Baanx and other acquired businesses effectively;
•our recent initiatives to improve our cost structure, including significant workforce reductions, may not result in the anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Exodus Movement, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and par value)	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,211	$4,938
Restricted cash	333,868	—
Stablecoins	2,887	222
Restricted stablecoins	3,847	—
Accounts receivable	9,391	5,141
Prepaid expenses	10,090	2,996
Income tax receivables	2,957	3,401
Loans receivable, net	—	80,584
Other current assets	12,252	1,995
Total current assets	396,503	99,277
OTHER ASSETS
Fixed assets, net	447	458
Digital assets	37,315	156,447
Software assets, net	4,839	4,565
Goodwill	98,750	—
Definite and indefinite-lived intangible assets, net	52,091	4,928
Deferred tax assets	5,656	13
Other long-term assets	1,101	1,074
Total other assets	200,199	167,485
TOTAL ASSETS	$596,702	$266,762
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,275	$1,176
Customer deposit liabilities	331,523	—
Payroll liabilities	9,563	3,975
Income tax payable	—	—
Accrued liabilities	26,638	2,210
Total current liabilities	374,999	7,361
LONG-TERM LIABILITIES
Deferred tax liability	5,320	11,991
Other long-term liabilities	15,419	—
Total long-term liabilities	20,739	11,991
Total liabilities	395,738	19,352
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Preferred stock
$0.000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Class A Common Stock
$0.000001 par value, 300,000,000 shares authorized,	-	-
10,929,308 issued and outstanding as of June 30, 2026	-	-
10,358,554 issued and outstanding as of December 31, 2025	-	-
Class B Common Stock
$0.000001 par value, 27,500,000 shares authorized,	-	-
19,188,156 issued and outstanding as of June 30, 2026	-	-
19,185,163 issued and outstanding as of December 31, 2025	-	-
ADDITIONAL PAID IN CAPITAL	133,499	126,995
ACCUMULATED OTHER COMPREHENSIVE LOSS	(4,323)	(2,124)
RETAINED EARNINGS	71,788	122,539
Total stockholders' equity	200,964	247,410
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$596,702	$266,762
The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in thousands, except per share amounts)	2026	2025	2026	2025
REVENUES	$26,228	$25,827	$48,975	$61,823
EXPENSES (INCOME)
Web3 platform expenses	12,317	12,603	25,159	23,231
Partnership expenses	3,663	2,127	7,063	6,392
Payment processing expenses	4,350	—	4,350	—
General and administrative	44,712	18,817	60,170	33,135
Loss (gain) on digital assets, net	6,981	(52,500)	43,394	(23,691)
Loss (gain) on disposed investments	2	(2,000)	2	(2,000)
Impairment on other assets	2	—	413	137
Staking and other (income) loss	(2,590)	(113)	(2,700)	23
Gain on debt extinguishment	(20,377)	—	(20,377)	—
Other loss, net	74	15	77	462
Interest income	(1,435)	(586)	(6,294)	(1,589)
Interest expense	261	—	261	—
(Loss) income before income taxes	$(21,732)	$47,464	$(62,543)	$25,723
INCOME TAX BENEFIT (EXPENSE)	3,120	(9,797)	11,792	(929)
NET (LOSS) INCOME	$(18,612)	$37,667	$(50,751)	$24,794
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(2,300)	(1,059)	(2,199)	(1,313)
COMPREHENSIVE (LOSS) INCOME	$(20,912)	$36,608	$(52,950)	$23,481
Net (loss) income per share
Basic net (loss) income per share of common stock - Class A	$(0.62)	$1.28	$(1.70)	$0.86
Basic net (loss) income per share of common stock - Class B	$(0.62)	$1.28	$(1.70)	$0.86
Diluted net (loss) income per share of common stock - Class A	$(0.62)	$1.12	$(1.70)	$0.78
Diluted net (loss) income per share of common stock - Class B	$(0.62)	$1.12	$(1.70)	$0.78
Weighted average number of shares and share equivalents outstanding
Weighted average number of shares used in basic computation - Class A	10,825	9,819	10,681	9,147
Weighted average number of shares used in basic computation - Class B	19,185	19,641	19,185	19,546
Weighted average number of shares used in diluted computation - Class A	10,825	12,500	10,681	11,790
Weighted average number of shares used in diluted computation - Class B	19,185	21,021	19,185	20,172
The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Number of Shares		Amounts
(Unaudited, in thousands)	Class A Shares	Class B Shares	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balances as of January 1, 2025	8,460	19,749	$124,387	$(752)	$133,892	$257,527
Stock-based compensation	—	—	2,759	—	—	2,759
Exercised options, net of options withheld for taxes and exercise price	—	233	(1,764)	—	—	(1,764)
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	241	—	(3,848)	—	—	(3,848)
Conversion from Class B to Class A	523	(523)	—	—	—	—
Foreign currency translation adjustment	—	—	—	(254)	—	(254)
Net loss	—	—	—	—	(12,873)	(12,873)
Balances as of March 31, 2025	9,224	19,459	$121,534	$(1,006)	$121,019	$241,547
Stock-based compensation	—	—	3,175	—	—	3,175
Exercised options, net of options withheld for taxes and exercise price	—	8	(97)	—	—	(97)
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	270	—	(4,113)	—	—	(4,113)
Foreign currency translation adjustment	—	—	—	(1,059)	—	(1,059)
Net income	—	—	—	—	37,667	37,667
Balances as of June 30, 2025	9,494	19,467	$120,499	$(2,065)	$158,686	$277,120
Balances as of January 1, 2026	10,359	19,185	126,995	(2,124)	122,539	247,410
Stock-based compensation	—	—	4,610	—	—	4,610
Exercised options, net of options withheld for taxes and exercise price	—	3	—	—	—	—
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	267	—	(1,315)	—	—	(1,315)
Conversion from Class B to Class A	4	(4)	—	—	—	—
Foreign currency translation adjustment	—	—	—	101	—	101
Net loss	—	—	—	—	(32,139)	(32,139)
Balances as of March 31, 2026	10,630	19,184	$130,290	$(2,023)	$90,400	$218,667
Stock-based compensation	—	—	3,940	—	—	3,940
Exercised options, net of options withheld for taxes and exercise price	—	11	(5)	—	—	(5)
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	292	—	(726)	—	—	(726)
Conversion from Class B to Class A	7	(7)	—	—	—	—
Foreign currency translation adjustment	—	—	—	(2,300)	—	(2,300)
Net loss	—	—	—	—	(18,612)	(18,612)
Balances as of June 30, 2026	10,929	19,188	$133,499	$(4,323)	$71,788	$200,964
The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(50,751)	$24,794
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,234	2,078
Deferred tax (benefit) expense	(13,375)	3,289
Impairment of other assets	413	137
Loss (gain) on digital assets, net	43,394	(23,691)
Loss (gain) on disposed investments	2	(2,000)
Gain on extinguishment of debt	(20,377)	—
Staking and other (income) loss	(2,700)	23
Other loss, net	77	462
Share-based compensation	8,279	5,755
Accrued interest income	(2,252)	(682)
Accretion of future purchase obligation	261	—
Other operating activities settled in digital assets and stablecoins (1)	(4,053)	(22,934)
Change in operating assets and liabilities:
Safeguarded assets	2,445	—
Accounts receivable	2,519	231
Prepaid expenses	(5358)	333
Income tax receivable	(1,770)	—
Other current assets	(13,076)	(2,411)
Other long-term assets	520	52
Customer deposit liabilities	(6,574)	—
Accounts payable	2,317	1,980
Accrued liabilities	1,303	1,130
Payroll liabilities	4,407	—
Other long-term liabilities	—	21
Net cash used in operating activities	(52,115)	(11,433)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition, net of cash paid	342,296	—
Investment in Simple Agreements for Future Equity notes ("SAFEs")	—	(100)
Purchase of equity security	(200)	—
Proceeds from the sale of disposed investments	—	2,000
Purchases of fixed assets	(98)	(143)
Purchase of treasury bills	—	(4,938)
Redemption of treasury bills	—	30,700
Purchases of digital assets	(1,712)	(1,580)
Disposal of digital assets held	76,915	10,392
Other investing activities	(907)	—
Net cash provided by investing activities	416,294	36,331
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares to pay employee withholding taxes	(2,055)	(9,848)
Exercise of stock options	(5)	—
Net cash used in financing activities	(2,060)	(9,848)
Effects of exchange rate changes on cash	(11,978)	—
Change in cash and cash equivalents and restricted cash	350,141	15,050
Cash and cash equivalents and restricted cash, beginning of period	4,938	37,883
Cash and cash equivalents and restricted, end of period	355,079	52,933
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash issuance of stock	$14	$26
Non-cash fair value of loans receivable settled as acquisition consideration	$106,900	$—
Non-cash deferred purchase consideration recognized in connection with the acquisition	$24,800	$—

Fixed assets purchased with digital assets	$—	$(36)
Non-cash capitalized software costs settled in digital assets and stock (including stock-based compensation of $271 and $179, respectively)	$(1,924)	$(1,060)
Non-cash capitalized interest on loans receivable	$2,786	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$4,165	$1
(1)See "Note 6 - Digital Assets".
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the Unaudited, Condensed Consolidated Financial Statements

1. Nature of Business
Exodus Movement, Inc. ("Exodus," the "Company," "we," "our," or "us") was incorporated in Delaware in July 2016. In December 2025, the Company effected the redomestication of the Company from the State of Delaware to the State of Texas. The Company operates in the financial technology ("FinTech") sector of the greater blockchain and digital asset industry. The Company has developed an un-hosted self-custodial digital asset wallet on the Exodus Platform and contracts with third parties to provide various services to users that utilize the Company’s wallet through the platform. During the second quarter of 2026, the Company expanded its operations through the acquisitions of Monavate Holdings Limited, Monavate Ltd, Baanx.com Ltd, and Baanx US Corp. ("Acquired Entities"), adding payment processing, card issuing, card program management, sponsorship, and related payment infrastructure services for fintech, digital asset, and enterprise customers. Refer to "Note 3 -Acquisitions" for additional information.

2. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of the Company are unaudited. These unaudited, condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") on the same basis as the audited consolidated financial statements and in management’s opinion, reflect all the adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair statement of the Company’s condensed consolidated financial statements for the periods presented. The unaudited, condensed consolidated results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other period.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 11, 2026 (the "Form 10-K").

During the current period, the Company revised the presentation of its condensed consolidated statements of operations to separately present partnership expenses, which were previously included within Web3 platform expenses (previously presented as technology, development and user support). Management believes that separate presentation of partnership expenses provides more meaningful information to investors. Prior-period amounts have been reclassified to conform to the current-period presentation. This reclassification affected presentation only and had no impact on previously reported loss before income taxes, net loss, net loss per share, cash flows, or stockholders' equity. Additionally, the Company revised the financial statement line item identified as technology, development and user support to Web3 platform expenses as we believe this better represents the naming of expenses recognized on the condensed consolidated statement of operations.

Revenue Recognition

The Company applies the provisions of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers (“ASC 606”), to determine the measurement of revenue and the timing of when it is recognized. Under ASC 606, revenue is measured as the amount of consideration we expect to be entitled to in exchange for transferring products or providing services to our customers and is recognized when performance obligations under the terms of contracts with our customers are satisfied. ASC 606 prescribes a five-step model for recognizing revenue from contracts with customers: (1) identify the contract(s) with the customer; (2) identify the separate performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the separate performance obligations in the contract; and (5) recognize revenue when (or as) each performance obligation is satisfied.
Following the acquisitions described in Note 3, Acquisitions, the Company primarily generates revenue from Web3 services provided through the Exodus platform and payment and card services provided to payment program customers. The Company's significant revenue streams are discussed below.

Web3 service revenues

The Company generates Web3 services revenue through arrangements with third-party service providers whose application programming interfaces ("APIs") are integrated into the Exodus Platform. The Company has API agreements with providers of digital asset-to-digital asset exchanges, fiat-to-digital asset conversions, and digital asset staking. Under the terms and conditions of these agreements, the Company integrates the APIs into the Exodus Platform and earns API fees based on user interactions with the API Providers. The Company has determined that it acts as an agent in its Web3 service arrangements because the third-party API Providers control the underlying services provided to users. Accordingly, the Company recognizes revenue on a net basis, representing the fees to which it is entitled under its arrangements with the API Providers.

•Exchange Aggregation Revenue - There are two main types of contracts with API Providers, transaction-based contracts and tiered subscription contracts based on volume. The performance obligations under both types of contracts are such that the Company allows the API Providers to provide software services which permit a user of Exodus’ un-hosted self-custodial digital asset software wallet to exchange one digital asset for another digital asset (the “Exchange Services”). The API Providers supply an application program interface to permit the Exchange Services to be integrated into the un-hosted self-custodial wallet software (the “Exchange API”). Under the terms and conditions of the agreements, the Company and the Exchange API Providers have integrated the Exchange APIs into the Exodus wallet.

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

•Fiat Onboarding and Offboarding Revenue - Fiat on-ramps, powered by API Providers, such as Ramp network, facilitate an effortless exchange for users to buy digital assets with fiat currency through bank transfer, credit or debit card and Apple Pay. Users can sell digital assets for fiat currency and transfer to their bank account utilizing our off-ramp, which is currently powered by API Providers such as MoonPay and Sardine. The Company receives transaction-based fees from our third-party providers based on volume of currency exchanged. As the majority of our revenue is transaction based, our revenue can vary significantly based on the volume of user transactions that occur each day. Because revenue is recognized based on our estimates of the user transaction value (using pricing information from an independent pricing source), network fees, and spread captured by the API Provider, any or all of which may differ from the actual amounts, there is variable consideration. The Company calculates an expected variable percentage to apply to the transaction when and as revenue generating activity (in the form of user transactions with API Providers) occurs, which is used to calculate the amount recognized. Because a transaction-based contract between the Company and the API Provider represents a series of distinct services, which occur daily, the variable consideration allocation exception allows the Company in each case to allocate the consideration related to each individual user transaction to the period in which it is earned, since the pricing formula is consistent throughout the period. The variability in transaction price no longer exists after receipt of consideration. The transaction price is based on a percentage of the fair value of assets exchanged and is settled primarily in USDC.

•Staking Revenue - By participating in blockchain validation through our third-party API Provider, Everstake, users are able to earn rewards by staking supported digital assets held in their Exodus wallets. According to the design of the underlying network staking protocols, the holder determines the amount of digital assets to stake, retains full control and ownership of the digital assets and can unstake them at any time. Users of the Exodus Platform are able to access the Staking app within the Exodus Platform and delegate certain digital assets to participate in staking and receive the resulting rewards. The Company receives a volume based tiered monthly subscription fee from Everstake. Because the transaction volume is not known at the time of contract inception, the contract is based by epoch period or daily period depending on the digital asset and their network validation rules. The Company has determined that the variable consideration is resolved at the end of the period. Revenue is recognized on a monthly basis based on the completion of the series of performance obligations during the period.

•Other Revenue - The Company recognizes revenue from the provision of consulting and other services based on contractual terms. Revenue from consulting and other primarily consists of transactions for non-fungible tokens. The Company evaluates the transactions based on whether it controls the digital asset provided before it is transferred to the users or whether it acts as an agent by arranging for other customers to provide the digital asset to the customer. The Company does not control the digital asset being provided before it is transferred to the buyer, does not have inventory risk related to the digital asset, and is not responsible for the fulfillment of the digital asset. The Company also does not set the price for the digital asset. The Company’s API Provider agreements and user terms of service along with the self-custodial nature of the product clarify that the responsibility for transactions flowing through the APIs are exclusively the responsibility of the API Provider and the user. The Company has determined that for its transaction-based contracts it is an agent solely for the purposes of ASC 606.

Payment Processing Services

Revenue from payment processing services is generated through services provided to payment program customers in connection with card issuance, payment processing, and related program management activities. The Company has determined that it acts as principal in its payment processing arrangements because it controls the promised services before they are transferred to its customers. Accordingly, revenue is generally recognized on a gross basis. However, amounts of interchange fee revenue and interest income shared with payment program customers are accounted for as consideration payable to a customer and reduce revenue because the customers do not provide a distinct good or service in exchange for those payments.

•Program Management Fees - Program management fees are charges billed to payment program customers in connection with the administration and management of payment programs. Revenue is recognized as the related services are provided, with the associated program management expenses recognized as payment processing expenses in the condensed consolidated statements of operations.

•Net Interchange Revenue - Interchange revenue is earned in connection with card purchase transactions and represents fees paid by a merchant's acquiring bank to the card issuer for facilitating payment transactions. Interchange revenue is generated through card issuing and related payment processing services provided in connection with customer payment programs. Under certain customer arrangements, a portion of interchange revenue is shared with payment program customers. Because these payments to payment program customers represent consideration payable to a customer for which the customer does not provide a distinct good or service, these payments are accounted for as consideration payable to a customer and are recognized as a reduction of interchange revenue.

•Other Revenue - Other revenue primarily consists of revenue streams that are not individually significant and include ongoing card program management and transaction processing, set-up and migration fees and interest revenue. Fees for ongoing card program management and transaction processing services are primarily comprised of substantive monthly minimum fees in customer arrangements, which are recognized on a straight-line basis over the contractual term or in the period to which they relate when no contractual term applies. Contract assets arise when revenue is recognized in advance of the contractual right to bill the customer. To the extent transaction and activity-based fees are incurred by the customer in excess of contractual monthly minimums, these fees are recognized in the period the related transaction or activity is processed. Set-up and migration fees represent one-time charges to onboard a new payment program. Because these fees do not provide a benefit to the customer beyond providing the customer with access to the payment processing platform, these setup and migration activities are not considered a separate performance obligation and instead are considered part of the performance obligation to provide customers with payment processing services over the contractual period. Therefore, setup and migration fees are deferred and recognized when the related payment program goes live and recognized over the contractual period or in the period of go-live when no contractual term applies. Interest revenue represents the Company’s retained share of yield earned on customer-related deposits held in connection with payment processing services. Revenue is recognized as the yield is earned. Under certain customer arrangements, a portion of this interest is shared with payment program customers. Because these payments represent consideration payable to a customer for which the customer does not provide a distinct good or service, such amounts reduce the transaction price and are recognized as a reduction of interest revenue. Transaction and activity-based fees consist primarily of transaction processing, card load, and other usage-based fees charged to payment program customers. Revenue is recognized at the point in time the related transaction or activity is processed.

Concentration of Revenue

Revenue from API providers and payment program customers representing more than 10% of total revenue for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Company A	$1,803	$2,686	$5,200	$7,068
Company B	3,142	4,467	6,426	8,947
Company C	3,452	4,803	6,399	10,305
Company D	3,220	4,413	5,985	10,373

Cash and Cash Equivalents, Restricted Cash and Customer Funds

Cash and cash equivalents include cash on hand, money market mutual funds, and treasury bills with original maturities of three months or less.

Restricted cash represents fiat balances held and controlled by the Company and its subsidiaries that are subject to external legal, regulatory, or contractual restrictions that limit their withdrawal or use for general corporate purposes. Restricted cash is presented separately from unrestricted corporate cash in the condensed consolidated balance sheets and is included with cash and cash equivalents in the reconciliation of beginning-of-period and end-of-period amounts shown in the consolidated statements of cash flows.

As part of its customer settlement activities, the Company receives and holds customer and partner funds, including amounts received in exchange for e-money issued and amounts held within the transaction settlement cycle. The Company recognizes cash balances it controls and records a corresponding customer or partner liability when it has a present obligation to return, transfer, settle, or otherwise apply customer or partner funds in accordance with applicable terms. See "Customer Deposit Liabilities" below.

Restricted cash primarily consist of the following categories:

•Safeguarded e-money funds - These amounts represent fiat funds received in exchange for e-money issued by Monavate, the Company's regulated Electronic Money Institution subsidiary, and held in designated safeguarded accounts under the UK Electronic Money Regulations 2011. These funds are segregated from the Company’s own funds and are not available for general corporate purposes.
•Non-safeguarded customer and partner restricted cash - These amounts represent Company-controlled customer and partner funds, including program float, prefunding, and non-safeguarded IBAN balances, that are not safeguarded e-money funds but are subject to external legal, regulatory, or contractual restrictions, including restrictions under the UK Payment Services Regulations 2017, that limit their use for general corporate purposes.
•Non-safeguarded MC Trust restricted cash - These amounts represent Company-controlled cash balances held in the MB MC Trust account that are restricted based on Monavate’s Issuing Services Terms and are not classified as safeguarded e-money funds or non-safeguarded customer and partner restricted cash.
The restricted cash associated with these customer funds arose from the Company's acquisition of Monavate on May 1, 2026. Refer to "Note 3 – Acquisition". Customer and partner balances representing safeguarded funds, customer account balances, cardholder balances, or similar obligations are presented as customer deposit liabilities in the condensed consolidated balance sheets. Related restricted cash balances and deposit liabilities are presented on a gross basis because the conditions for offsetting under ASC 210-20 are not met.

Certain program management fee security amounts required by, and held and controlled by, third-party card schemes are not recognized on the Company's condensed consolidated balance sheets because the Company does not control those funds after deposit and cannot withdraw, redirect, or otherwise direct their use. However, the Company may remain economically exposed through related funding or replenishment obligations.

Customer Deposit Liabilities

Customer deposit liabilities consist of customer and partner account balances and outstanding settlement obligations. Customer and partner account balances relate to funds held in connection with e-money wallet and card programs, payment services, digital asset settlement, and related activities that are classified as restricted cash. When e-money is issued or customer or partner funds are otherwise received or held, the Company recognizes a corresponding liability equal to the amount owed to the customer or partner. Outstanding settlement obligations represent amounts that have not yet been paid out, delivered, transferred, redeemed, or otherwise settled. Customer deposit liabilities are generally settled within the normal operating cycle and are primarily supported by corresponding restricted cash and cash equivalents and restricted stablecoin balances, which are discussed under "Cash and Cash Equivalents, Restricted Cash and Customer Funds", "Digital Assets", and "Stablecoins and Restricted Stablecoins".

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

The Company applies ASC 326-20, Financial Instruments – Credit Losses, to record an allowance for doubtful accounts for receivables based on expected credit losses. The Company elected the practical expedient under ASU 2025-05 when estimating expected credit losses on current accounts receivable and contract assets. In determining expected credit losses, the Company considers historical loss experience, the aging of its receivable balance, and the term between invoicing and when payment is due. The allowance is updated each reporting period. Any accounts receivable balance will be charged off in the period in which trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received.

Expected credit losses and subsequent changes in the allowance for doubtful accounts are recognized within general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income.

Investments

The Company determines the classification of investments at the time of purchase and evaluates such classification at each balance sheet date. Investments over which the Company does not exercise significant influence are accounted for in accordance with ASC 321, Investments—Equity Securities ("ASC 321").

As of June 30, 2026, the Company held (i) investments in two SAFEs and (ii) an investment in an equity security. The SAFEs represent a contractual right to acquire equity interests upon the occurrence of specified future events and do not provide the Company with voting rights, governance rights, or the ability to exercise significant influence over the issuers. Accordingly, the SAFEs are accounted for as cost method investments and are included within other long-term assets on the condensed consolidated balance sheets. The Company’s investment in an equity security is accounted for in accordance with ASC 321 which is measured at fair value. Changes in the equity security fair value are recognized in other losses, net on the condensed consolidated statements of operations and comprehensive loss and the equity security is included within other long-term assets on the condensed consolidated balance sheets. The Company evaluates its investments for impairment at each balance sheet date. An impairment loss is recognized when the carrying amount exceeds estimated fair value and the decline in value is determined to be other than temporary.

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

The note receivable includes conversion features that permit the outstanding principal and accrued interest to be converted into equity of the unrelated third party upon the occurrence of specified events, including (i) a qualifying equity financing, (ii) an exit event, or (iii) at the election of the Company, if no qualifying financing has occurred, upon maturity. The conversion price component varies by each trigger event: in the event of a new financing round, it is the lowest fully-diluted price per share multiplied by an 80.0% multiple subject to a contractual valuation cap of €15.0 million; for an exit event, it is the lower of the cap-based fully-diluted ("FD") price or the actual FD price in the exit; and for conversion on request, it is the cap-based FD price. As of June 30, 2026, the carrying amount of the note receivable was $0.1 million, and no allowance for credit losses was recorded.

In March 2026, the Company entered into a $0.3 million promissory note agreement ("Promissory Note"), with an unrelated third party. The Promissory Note is accounted for as a note receivable within other long-term assets, in accordance with ASC 310, on the Company’s condensed consolidated balance sheets and is recorded at amortized cost, which approximates its fair value. The Promissory Note accrues interest at a fixed rate of 3.59% per annum, beginning in March 2026. The Promissory Note has a contractual maturity date of March 2, 2028, unless earlier converted in accordance with the terms of the agreement. As part of the Promissory Note, the Company is also entitled to receive 32,500 associated tokens ("Promissory Note tokens"). The tokens receivable are recorded within other current assets on the Company's condensed consolidated balance sheets and at fair value in accordance with ASC 820. For further details on the Promissory Note tokens, refer to "Note 6 – Digital Assets" and "Note 13 – Fair Value Measurements".

The Promissory Note includes conversion features that permit the outstanding principal and accrued interest to be converted into equity of the unrelated third party upon the occurrence of specified events, including (i) a qualifying equity financing, (ii) a non-qualifying financing, or (iii) at the election of the investors, if no qualifying financing has occurred, upon maturity. The conversion price is defined as the lesser of (a) 80% of the price per share paid by investors in the applicable financing round or (b) a price implied by a contractual valuation cap of $325.0 million. In the event of a non-qualifying financing, conversion occurs at the lesser of the discounted price or the valuation cap, and in the absence of a financing event, conversion may occur into Series AA preferred stock of the unrelated third party based on the valuation cap. As of June 30, 2026, the carrying amount of the Promissory Note receivable is $0.2 million, and no allowance for credit losses was recorded.

Digital Assets

As of June 30, 2026, the Company held $37.3 million of digital assets at fair value. The Company presents digital assets separately from other intangible assets on the condensed consolidated balance sheets. The net activity from remeasurement of digital assets at fair value is reflected in the condensed consolidated statements of operations and comprehensive (loss) income within expenses (income). Digital assets that are received as noncash consideration in our revenue arrangements and sold for cash within seven days are presented as cash flows from operating activities in other operating activities settled in digital assets and stablecoins, while other digital asset activity held longer than seven days is reflected as cash flows from investing activities under disposal of digital assets held in the condensed consolidated statements of cash flows. The Company uses a mix of non-custodial and custodial services at multiple locations that are geographically dispersed to store its digital assets.

Digital assets are recorded at fair value based on quoted prices in the principal market for each respective digital asset as of the measurement date, in accordance with ASC 820. The principal market represents the market with the greatest volume and level of activity for the specific asset that the Company has access to on the measurement date. Fair value determinations are based on observable quoted prices (Level 1 inputs) in those markets. The cost basis of digital assets is calculated on a first-in, first-out basis, and changes in fair value are recognized in current-period earnings. Amounts are recorded at fair value based on the principal market rates. Refer to "Note 6 – Digital Assets" and "Note 13 – Fair Value Measurements."

The Company may hold restricted digital assets, which represent digital assets that are not available for general corporate use due to contractual, regulatory, or operational restrictions.

Stablecoins and Restricted Stablecoins

Stablecoins are digital assets designed to maintain a stable value relative to a specified fiat currency through their underlying reserve or stabilization mechanism. Certain stablecoins are held to facilitate customer settlement activities or satisfy related customer obligations and are presented as restricted stablecoins in the condensed consolidated balance sheets. These balances are not considered cash, cash equivalents, or restricted cash, and are therefore excluded from the related statement of cash flows disclosures.

Business Combinations

In accordance with ASC 805, Business Combinations ("ASC 805"), the Company accounts for business combinations using the acquisition method. Purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated acquisition-date fair values, with any excess consideration recognized as goodwill. The results of acquired businesses are included in the condensed consolidated financial statements from the date of the acquisition. Acquisition-related costs are expensed as incurred in general and administrative expenses within the condensed consolidated statements of operations.

Estimates of fair value are subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill, if new information is obtained about facts and circumstances that existed at the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company completes its annual impairment testing in the Company's fourth fiscal quarter, or more frequently if changes in circumstances indicate that the carrying amount may not be recoverable.

The Company utilizes the simplified test for goodwill impairment under ASC 350, Intangibles - Goodwill and Other, consisting of a qualitative assessment of impairment to determine if it was more likely than not that the fair value of the reporting unit was less than its carrying amount, and if so, whether a subsequent quantitative assessment to identify and measure the amount of goodwill impairment to be recognized, if any, was required. The Company did not record any goodwill impairment charges during the three and six months ended June 30, 2026. Please refer to "Note 7 – Goodwill" to the condensed consolidated financial statements for further details on goodwill.

Recently Issued Accounting Pronouncements Pending Adoption

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-06, "Intangibles - Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software". The amendments in ASU 2025-06 (i) remove all references to prescriptive software development "project stages," (ii) refocus the capitalization threshold such that an entity begins capitalizing when (a) management authorizes and commits to funding the project and (b) it is probable that the project will be completed and used for its intended function (subject to evaluation of significant development uncertainty). The amendments in ASU 2025-06 do not (i) amend the accounting for external-use software under Subtopic 985-20, (ii) change the types of internal-use software costs eligible for capitalization (e.g., data conversion, training, maintenance costs generally remain expensed), or (iii) modify when capitalization ceases (i.e., when the software is substantially complete and ready for its intended use). The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027, and for interim periods within those annual periods. Early adoption is permitted, but only as of the beginning of an annual reporting period. Entities may elect a prospective, retrospective, or modified retrospective transition approach. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

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

3. Acquisition

During the second quarter of 2026, the Company completed a series of transactions related to its previously announced acquisition efforts involving W3C Corp. (“W3C”), including the settlement of financing arrangements previously entered into with W3C and the acquisition of certain businesses and assets associated with W3C.

On May 1, 2026, the Company acquired 100% of the issued and outstanding equity interests of Monavate Holdings Limited, Monavate Ltd, and Baanx.com Ltd. The consideration was satisfied through the settlement of principal, accrued interest and other amounts outstanding under the Company’s financing arrangements ("W3C Loans") with W3C. For the three and six months ended June 30, 2026, the Company recognized interest income of $0.3 million and $4.7 million, respectively, related to such financing arrangements prior to their settlement.

Also on May 1, 2026, the Company acquired 100% of the issued and outstanding equity interests of Baanx US Corp. and other specified assets pursuant to a Stock and Asset Purchase Agreement, dated May 1, 2026, among the Company, Baanx US Corp., W3C, and Garth Howat, for aggregate consideration of $30.0 million. The purchase price is payable in installments over a four-year period, consisting of $5.0 million payable upon the delivery date as defined in the purchase agreement, $5.0 million payable on the first anniversary of closing, $10.0 million payable on the third anniversary of closing, and $10.0 million payable on the fourth anniversary of closing. None of the installment payments are contingent on post-closing performance metrics such as revenue or profitability.

Subject to the prior written approval of W3C, the Company may satisfy all or a portion of the third and fourth installment payments through the issuance of shares of the Company’s Class A Common Stock. In addition, the Company agreed to forgive, cancel and discharge a $10.0 million secured promissory note previously made available to Mr. Howat (the "Howat Loan"), together with all accrued interest and related obligations, which was treated as a component of the purchase consideration associated with the transaction. For the three and six months ended June 30, 2026, the Company recognized interest income of $0.1 million and $0.2 million, respectively, related to the secured promissory note prior to its forgiveness and cancellation.

The Company expects the acquisition to expand its capabilities in on-chain payments, including wallet and payment card functionality, and to enhance its ability to support enterprise clients and geographic expansion. During the three and six months ended June 30, 2026, the Company incurred acquisition-related transaction costs of approximately $26.7 million and $29.5 million, respectively, primarily consisting of transaction related incentive expense, which are included within general and administrative expenses in the condensed consolidated statements of operations.

Purchase Consideration

In accordance with ASC 805, the acquisition was accounted for as a business combination under the acquisition method. Under the acquisition method of accounting, the preliminary fair value of the consideration transferred is estimated to be $131.7 million. For purchase accounting purposes under ASC 805, consideration transferred is measured at its fair value as of the acquisition date.

The total consideration transferred is comprised of the following:

(in millions)	Preliminary Purchase Price
Fair value of W3C Loans and Howat Loan settled	$106.9
Fair value of deferred payment obligation	24.8
Total consideration transferred	$131.7

Because the W3C Loans and Howat Loan were effectively settled as part of the acquisition consideration transferred to the Seller, ASC 805, requires such consideration to be measured at fair value as of the acquisition date. Accordingly, the W3C Loans and Howat Loan were measured at a combined preliminary fair value of $106.9 million, representing a pre-tax gain of $20.3 million from their aggregate carrying value of $86.6 million immediately prior to the acquisition. The gain is recognized within other expenses (income) in the condensed consolidated statements of operations.

The deferred payment obligation was initially measured at its preliminary fair value of $24.8 million, representing the present value of the $30.0 million contractual installment payments. Following the initial $5.0 million payment, the carrying amount of the remaining liability was $20.1 million as of June 30, 2026 of which the current and noncurrent portions were included in accrued liabilities and other long-term liabilities, respectively, in the condensed consolidated balance sheets. The remaining liability will be accreted to its contractual settlement amount using the effective interest method, with the related accretion expense recognized as interest expense over the remaining payment period. Subject to the prior written approval of W3C and the Seller, the Company may satisfy all or a portion of the remaining installment payments through the issuance of shares of the Company’s Class A Common Stock.

Preliminary Purchase Price Allocation

The consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded as goodwill, as follows:

(in thousands)	Preliminary Purchase Price Allocation
Assets acquired
Cash and cash equivalents	$6,255
Restricted cash	341,044
Restricted stablecoins	5,858
Accounts receivable	3,345
Prepaid expenses	1,705
Income tax receivable	548
Other current assets	348
Fixed assets	52
Definite and indefinite-lived intangible assets, net	48,900
Deferred tax asset	4,284
Digital assets	141
Total assets acquired	$412,480

Liabilities assumed
Accounts payable	(3,870)
Accrued liabilities	(18,862)
Customer deposit liabilities	(344,987)
Deferred tax liability	(8,409)
Total identifiable net assets	$36,352
Goodwill	97,371
Gain on bargain purchase price (1)	(1,956)
Total consideration transferred	$131,767
1.The Company recognized a deferred tax asset related to the assets acquired pursuant to the Stock and Asset Purchase Agreement with Baanx US Corp. ("Baanx US"), W3C and Howat. Under ASC 740, the deferred tax asset arose from the excess tax basis over the financial reporting basis associated with the Transaction. Recognition of that deferred tax asset reduced the residual amount otherwise allocable to goodwill for this component of the Transaction. Because the deferred tax asset exceeded that residual amount, the excess was recognized immediately in earnings within Other income, net.

The goodwill is primarily attributable to the expected synergies and operational efficiencies anticipated from integrating the Acquired Entities with the Company's existing operations, as well as the assembled workforce and other intangible benefits that do not qualify for separate recognition. The goodwill attributable to the acquisitions of Monavate and Baanx.com is not expected to be deductible for tax purposes. A portion of the goodwill arising from the acquisition of Baanx US and the purchased assets acquired pursuant to the Stock and Asset Purchase Agreement is expected to be deductible for U.S. tax purposes. The goodwill related to Acquired Entities is not expected to be deductible but the goodwill associated with the other assets acquired is expected to be deductible for U.S. tax purposes.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in thousands, except for years)	Useful life at acquisition date (in years)	Fair Value
Tradename	10	$1,800
Customer relationships	12 to 14	24,800
Developed technology	10	12,900
Licenses	Infinite	9,400
Total identifiable intangible assets acquired		$48,900

The tradename was valued using the relief from royalty method. The customer relationships represent the fair value of projected cash flows derived from existing customers of the Acquired Entities and were valued using the multi-period excess earnings method. The developed technology was valued using the relief from royalty and cost approach methods. The licenses were valued using the cost approach method. The present value of projected cash flows included assumptions and significant judgment regarding future revenues, discount rate and attrition rate.

Results of Operations

The results of operations of the Acquired Entities have been included in the Company's condensed consolidated financial statements beginning on their respective acquisition dates. For both the three and six months ended June 30, 2026, the Acquired Entities contributed revenue of $5.0 million and net loss of $15.2 million.

Supplemental Pro-Forma Information

The following unaudited supplemental pro forma information presents the combined results of operations of the Company and the Acquired Entities as though the acquisitions had occurred on January 1, 2026. The supplemental pro forma information includes adjustments for the application of the acquisition method of accounting, including amortization of acquired intangible assets, and other directly attributable transaction accounting adjustments. The unaudited supplemental pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions occurred on the date indicated, nor is it indicative of future operating results.

(unaudited, in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Revenues	$28,761	$33,397	$59,201	$77,082
Net (loss) income	$(3,406)	$31,118	$(64,435)	$3,358

4. Revenue Recognition

The following table presents net sales disaggregated by product and service categories for each segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Web3 services
Exchange aggregation	$18,740	71.5%	$23,417	90.7%	$38,743	79.1%	$57,224	92.6%
Fiat onboarding	2,047	7.8	988	3.8	3,994	8.2	2,128	3.4
Staking	451	1.7	1,110	4.3	1,110	2.3	1,698	2.7
Other (1)	2	—	312	1.2	140	0.3	773	1.3
Total exchange services	21,240	81.0%	25,827	100.0%	43,987	89.9%	61,823	100.0%
Payment processing services
Program management fees	2,647	10.1%	—	—	2,647	5.4%	—	—
Net interchange revenue	493	1.9		—	493	1.0		—
Other	1,848	7.0		—	1,848	3.7		—
Intersegment	45	0.2	—	—	45	0.1	—	—
Total payment processing services	5,033	19.2%	—	—	5,033	10.2%	—	—
Intersegment eliminations	(45)	(0.2)	—	—	(45)	(0.1)	—	—
Total revenues	$26,228	100.0%	$25,827	100.0%	$48,975	100.0%	$61,823	100.0%
(1) Other is primarily driven consulting and non-fungible token revenue related to the Company's Web3 services.

The following table presents the Company’s revenues disaggregated by geography, based on the addresses of the Company's customers:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(in thousands, except units)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Republic of the Marshall Islands	$5,558	21.2%	$7,763	30.1	$10,537	21.5%	$17,550	28.4%
Hong Kong	4,979	19.0	5,671	22.0	10,711	21.9	13,327	21.6
British Virgin Islands	3,463	13.2	4,655	18.0	6,452	13.2	12,069	19.5
Seychelles	1,803	6.9	2,686	10.4	5,200	10.6	7,068	11.4
Other(1)	10,425	39.7	5,052	19.5	16,075	32.8	11,809	19.1
Revenues	$26,228	100.0%	$25,827	100.0%	$48,975	100.0%	$61,823	100.0%
(1)No other individual country or territory accounted for more than 10% of total revenue.

The following table presents the Company's contract liability balances which primarily consist of deferred setup fees billed to payment program customers:

(in thousands)
Balance as of December 31, 2024	$12
Increase in contract liability	71
Performance obligations satisfied	(83)
Balance as of June 30, 2025	$—
Balance as of December 31, 2025	$—
Increase in contract liability	1,744
Performance obligations satisfied	(44)
Foreign currency translation adjustment	(74)
Balance as of June 30, 2026	$1,626

Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue related to setup fees and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.

As of June 30, 2026, approximately $4.1 million of transaction price was allocated to the remaining performance obligations. The Company expects to recognize substantially all of this amount as revenue over the remaining contractual terms of the related customer arrangements, which generally range up to four years.

5. Prepaid Expenses
The Company prepays certain expenses due to the nature of the service provided or to capture certain discounts. The table below shows a breakout of these prepaid expenses for the periods presented:

(in thousands)	June 30, 2026	December 31, 2025
Marketing	$6,178	$260
Accounting, consulting, and legal services	1,145	788
Software	1,187	931
Cloud services	538	646
Insurance	198	219
Other prepaids	844	152
Prepaid expenses	$10,090	$2,996

6. Digital Assets

The table below outlines the fair value of the Company's digital assets based on publicly available rates as of the dates presented as well as the cost:

	June 30, 2026			December 31, 2025
(in thousands, except units)	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	600	$19,508	$35,130	1,704	53,449	149,164
Ethereum	457	850	717	1,898	3,476	5,633
Solana	17,749	2,912	1,305	12,473	2,385	1,552
Other	*	168	163	*	102	98
Digital assets		$23,438	$37,315		$59,412	$156,447
*Other digital assets unit balances are not considered meaningful.

The following table summarizes other operating activities settled in digital assets and stablecoins:

	Six Months Ended June 30,
(in thousands)	2026	2025
Revenues	$(45,376)	$(63,130)
Expenses	35,590	17,835
Conversion of digital assets and stablecoins to cash, net	6,214	21,438
Accounts receivable and other current assets	(3,541)	2,515
Payroll liabilities	1,181	(279)
Currency translation related to digital assets	229	(1,313)
Other operating activities settled in digital assets and stablecoins	$(5,703)	$(22,934)

Token Arrangements

During the second quarter of fiscal year 2025, the Company sold its right to receive 6,666,667 of its 13,333,334 Magic Eden tokens from Eden Protocol Limited. The Company recognized a gain of $2.0 million on the sale of future token interests, which is presented in the consolidated statements of operations and comprehensive loss. As of June 30, 2026, the Company has received 3,333,212 Magic Eden tokens and has 3,333,455 tokens remaining to be received. The Company’s right to receive future Magic Eden token interests represents an embedded derivative, which had a fair value of zero as of June 30, 2026 and December 31, 2025.

During the three and six months ended June 30, 2026, in connection with the Company’s investment in the Promissory Note, the Company is entitled to receive 32,500 Promissory Note tokens which are subject to a 48-month vesting schedule, including a 12-month cliff followed     by monthly vesting over the remaining term and other restrictions. As of June 30, 2026, the value of these tokens is $0.2 million.

7. Goodwill

The following table reflects the changes in the carrying amount of goodwill by segment:

(in thousands)	June 30, 2026
Beginning of period by segment
Web3 services	$—
Payment processing services	—
$—
Activity by segment:
Payment processing services:
Purchase price and allocation adjustments related to the Acquired Entities	97,371
Currency translation adjustment	1,379
$98,750
End of period by segment:
Web3 services	—
Payment processing services	98,750
Total goodwill	$98,750

8. Intangible Assets, Net

Intangible assets, net consisted of the following:

(in thousands, except useful lives)	Useful lives	June 30, 2026	December 31, 2025
Technology in development		$—	$1,317
Definite-lived assembled workforce	3	1,316	1,316
Definite-lived tradenames	3 to 10	2,034	235
Definite-lived technology	3 to 10	15,768	—
Definite-lived customer relationships	12 to 14	24,800	—
Indefinite-lived licenses		9,400	—
Indefinite-lived domains		2,096	2,096
Indefinite-lived other		50	50
Less: accumulated amortization		(910)	(86)
Definite and indefinite-lived intangible assets in use, net		54,554	3,611
Currency translation adjustment		(2,463)	—
Definite and indefinite-lived intangible assets, net	11.57	52,091	4,928

For the three months ended June 30, 2026, and 2025, amortization expense for definite-lived intangible assets was $0.8 million and none, respectively. For the six months ended June 30, 2026, and 2025, amortization expense for definite-lived intangible assets was $0.9 million and none, respectively.

The following summarizes the future amortization expense as of June 30, 2026:

(in thousands)
Six months ended December 31, 2026	$2,105
2027	4,210
2028	4,124
2029	3,364
2030	3,254
2031	3,254

9. Software Assets, Net
Costs incurred are used to develop internal software applications and consist of mainly compensation and benefits. We capitalize software development costs upon the establishment of technological feasibility. During the three months ended June 30, 2026 and 2025, we capitalized approximately $0.5 million and $0.6 million and during the six months ended June 30, 2026 and 2025, we capitalized $1.0 million and $1.1 million, respectively, of software development costs. When the software is ready for use, these capitalized costs are amortized on a straight-line basis over the estimated useful life, estimated to be three years.

Software assets, net, consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Software in development	$1,875	$1,069
Software assets in use	13,722	13,198
Less: accumulated amortization	(10,758)	(9,702)
Software assets in use, net	2,964	3,496
Software assets, net	$4,839	$4,565

The following summarizes the future amortization expense as of June 30, 2026:

(in thousands)
Six months ended December 31, 2026	$995
2027	1,375
2028	501
2029	93
$2,964

Amortization expense was $0.6 million and $1.2 million for the three and six months ended June 30, 2026, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2025, respectively. The Company recorded no and $0.4 million in software development impairment during the three and six months ended June 30, 2026, respectively and no and $0.1 million in software development impairment for both three and six months ended June 30, 2025, respectively.

10. Stockholders' Equity
The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock.

Since October 2025, holders of our Class A common stock have the ability to tokenize their shares on the Solana blockchain through our co-transfer agent, Superstate. The tokenized common stock is recorded and maintained by the co-transfer agent and represents the same ownership interests as the corresponding shares of Class A common stock reflected in the Company’s official share register.

Stock-Based Compensation

Options and Equity Grants Issued

In September 2019, the Company adopted the 2019 Equity Incentive Plan (the "2019 Plan") which permitted the Company to grant non-statutory stock options, incentive stock options, and other equity awards to Exodus team members, directors, and consultants. The 2019 Plan authorized grants to issue up to 3,000,000 options (prior to the 2021 Equity Incentive Plan) that are convertible into shares of authorized but unissued Class B common stock. As of June 30, 2026, there were 523,085 shares of Class B common stock options outstanding in the 2019 Plan.

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

In March 2026, the Company adopted the 2026 Equity Incentive Plan (the “2026 Plan”). The 2026 Plan serves as the successor to the 2021 Plan and provides for the issuance of non-statutory stock options, incentive stock options and other equity awards, including restricted stock units, to team members, directors, and consultants of the Company. The exercise price for options issued under the 2026 Plan is determined by the Compensation Committee of the board of directors, but will be (i) in the case of an incentive stock option granted to a team member who owns stock representing more than 10% of the voting power of all classes of stock of the Company, no less than 110% of the fair market value per share on the date of grant (the "Incentive Stock Options"), or (ii) for all other awards, no less than 100% of the fair market value per share on the date of grant. The contractual term of options issued under the 2026 Plan is generally 10 years, except that the Incentive Stock Options may not have a term longer than five years. The 2026 Plan initially authorized 4,280,000 shares of Class A common stock for issuance and provides that the Company may increase the number of shares available for issuance on January 1 of each year beginning in 2027 and ending in 2036 by an amount equal to 5% of the Company’s outstanding common stock. Shares subject to awards under the 2026 Plan that are not issued or are withheld to satisfy exercise prices or tax withholding obligations are returned to the share reserve and become available for future issuance. As of June 30, 2026, a total of 4,280,000 shares of Class A common stock were reserved for issuance under the 2026 Plan.

As of June 30, 2026, a total of 2,292,143 restricted stock units (“RSUs”) were authorized and outstanding with a fair value of $14.9 million.

Upon the approval of the 2026 Plan, the Company can no longer grant non-statutory stock options, incentive stock options, or other equity awards to Exodus team members, directors, or consultants under the 2021 Plan.

The terms of our share-based compensation are governed by the plan pursuant to which such awards were issued.

The following table summarizes stock option activities for the six months ended June 30, 2026:

	Options	Weighted Average Exercise Price
Outstanding - beginning of period	545,142	$2.41
Exercised	(22,057)	$2.40
Outstanding - end of period	523,085	$2.41

The following table summarizes RSU activities for the six months ended June 30, 2026:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding - beginning of period	2,543,468	$12.13
Granted	644,292	$8.87
Vested	(765,917)	$7.88
Forfeited	(129,700)	$10.23
Outstanding - end of period	2,292,143	$12.74

Stock-based compensation is recorded on the Company’s condensed consolidated statements of operations and comprehensive (loss) income as follows:

	Three Months Ended June, 30		Six Months Ended June, 30
(in thousands)	2026	2025	2026	2025
Web3 platform expenses	$2,207	$1,608	$4,744	$2,333
General and administrative	1,733	1,567	3,806	3,601
Stock-based compensation	$3,940	$3,175	$8,550	$5,934

As of June 30, 2026, total unrecognized stock-based compensation expense was $10.8 million. This compensation is expected to be recognized over a weighted-average period of 1.6 years.

11. Income Taxes
At the end of each interim period, the Company records income taxes by applying an estimated annualized effective tax rate to the current period income or loss before income taxes. The Company's annualized effective tax rate is based on pre-tax earnings, enacted U.S. statutory tax rates, non-deductible expenses, tax credits, certain tax rate differences between U.S. and foreign jurisdictions, and specific events that are discretely recognized entirely within the interim period in which they occur. Exodus' foreign subsidiary Proper Trust AG files an income tax return in Switzerland. Exodus' foreign subsidiaries, Monavate Holdings Limited, Monavate Limited and Baanx.com Ltd, file income tax returns in the United Kingdom.

For the six months ended June 30, 2026, and 2025, the Company recorded an income tax benefit of $11.8 million on a pre-tax loss of $62.5 million and an income tax expense of $0.9 million on a pre-tax income of $25.7 million, resulting in effective tax rates of 18.9% and 3.6%, respectively.

Our effective tax rate for the six months ended June 30, 2026 was primarily due to a benefit related to stock option exercises net of non-deductible executive compensation, U.S. Foreign Derived Intangible Income and research and development tax credits partially offset by nondeductible expenses and tax effect of realized and unrealized digital asset gains and losses during the period. For purposes of recording the discrete tax expense related to digital assets, for the six months ended June 30, 2026, realized gains or losses are recorded to the Company’s current taxes payable and unrealized gains and losses are recorded to the deferred tax liability based on current period activity. The effective tax rate for the six months ended June 30, 2025, was primarily impacted by the change in permanent differences, including the tax benefit from the foreign derived intangible income and non-deductible expenses, and discrete items, including stock-based compensation and tax effect of realized and unrealized digital asset gains and losses during the period.

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

13. Fair Value Measurements
The Company's financial assets are summarized below as of June 30, 2026 and December 31, 2025, with fair values shown according to the fair value hierarchy:

(in thousands)	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
As of June 30, 2026
Bitcoin	$35,130	$35,130	$-	$-
Ether	717	717	-	-
Solana	1,305	1,305	-	-
Other investments (1)	200	-	-	-
Equity securities	350	-	-	350
Promissory note tokens	234	-	234	-
Other digital assets	163	163	-	-
Money market funds	6	6	-	-
Total	$38,105
As of December 31, 2025
Bitcoin	$149,164	$149,164	$-	$-
Ether	5,633	5,633	-	-
Solana	1,552	1,552	-	-
Other investments (1)	700	-	-	-
Equity security	244	244	-	-
Other digital assets	98	98	-	-
Money market funds	7	7	-	-
Total	$157,398
(1) These investments are recorded at cost
Assets and Liabilities Not Measured and Recorded at Fair Value
The Company's financial instruments are carried at amounts that approximate their fair values. Stablecoins and restricted stablecoins are measured at fair value on a recurring basis. The fair value of these assets generally approximates their carrying amounts, as they are designed to maintain a value substantially equivalent to one U.S. dollar or euro. The estimated fair values of the Company's financial instruments and the recurring fair value measurements of its stablecoins and restricted stablecoins are based on Level 1 inputs within the fair value hierarchy. Also, the Company holds note receivables that are recorded at amortized costs, which approximates their fair value. The fair value of these instruments is not readily determinable due to their non-marketable nature and is therefore not included in the fair value hierarchy.

14. (Loss) Earnings Per Share
The following table sets forth the computation of basic and diluted net loss (earnings) per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Basic (loss) earnings per share:
Numerator
Net (loss) income, basic and diluted	$(18,612)	$37,667	$(50,751)	$24,794
Denominator
Weighted-average number of shares used in per share computation - Class A	10,825	9,819	10,681	9,147
Weighted-average number of shares used in per share computation - Class B	19,185	19,641	19,185	19,546
Basic net (loss) income per share - Class A	$(0.62)	$1.28	$(1.70)	$0.86
Basic net (loss) income per share - Class B	$(0.62)	$1.28	$(1.70)	$0.86
Diluted net (loss) income per share:
Denominator
Weighted-average number of shares used in diluted computation - Class A	10,825	12,500	10,681	11,790
Weighted-average number of shares used in diluted computation - Class B	19,185	21,021	19,185	20,172
Diluted net (loss) income per share - Class A	$(0.62)	$1.12	$(1.70)	$0.78
Diluted net (loss) income per share - Class B	$(0.62)	$1.12	$(1.70)	$0.78

Diluted (loss) income per share includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of shares of common stock and common stock equivalents outstanding during the reporting period. Diluted (loss) income per share for the three and six months ended June 30, 2026, excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2026	2026
RSUs outstanding	2,410	2,454
Stock options outstanding	540	541
Warrants	100	100
Number of anti-dilutive shares	3,050	3,095

15. Segment Reporting
Prior to the Acquired Entities, the Company operated and reported as a single operating segment and single reportable segment. Accordingly, all prior-period financial information was reported on a consolidated basis within a single segment structure. As a result of the Acquisition, the Company has two reportable segments: Web3 Services and Payment Processing. Web3 Services provides digital asset services through the Exodus platform, including exchange aggregation, fiat onboarding and offboarding, staking, and other Web3-related services. Payment Processing provides payment processing, card issuance, and payment infrastructure solutions to traditional commerce and crypto-native customers.

The Company's Chief Executive Officer serves as the Chief Operating Decision Maker ("CODM"). The CODM assesses the operating performance of each reportable segment and allocates resources based on the segment statements of operations for each reportable segment, which are presented using the same line items as the condensed consolidated statements of operations. Segment net (loss) income is the measure of segment profit or loss used by the CODM to evaluate performance and allocate resources. The CODM is not provided with and does not regularly review segment asset information when evaluating segment performance or allocating resources.

The following tables present the segment statements of operations for the Company's reportable segments:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(Unaudited, in thousands)	Web 3 Services	Payment Processing Services	Total	Web 3 Services	Payment Processing Services	Total
External revenues	$21,240	$4,988	$26,228	$25,827	$—	$25,827
Intersegment revenues	(45)	45	—	—	—	—
Revenues	21,195	5,033	26,228	25,827	—	25,827
Eliminations	45	(45)	—	—	—	—
TOTAL REVENUES	$21,240	$4,988	$26,228	$25,827	$—	$25,827
EXPENSES (INCOME)
Web3 platform expenses	12,317	—	12,317	12,603	—	12,603
Partnership expenses	3,663	—	3,663	2,127	—	2,127
Payment processing expenses	—	4,350	4,350	—	—	—
General and administrative	23,246	21,466	44,712	18,817	—	18,817
Loss (gain) on digital assets, net	6,973	8	6,981	(52,500)	—	(52,500)
Loss (gain) on disposed investments	2	—	2	(2,000)	—	(2,000)
Impairment on other assets	2	—	2	—	—	—
Staking and other income	(634)	(1,956)	(2,590)	(113)	—	(113)
Gain on debt extinguishment	(20,377)	—	(20,377)	—	—	—
Other loss, net	12	62	74	15	—	15
Interest income	(1,290)	(145)	(1,435)	(586)	—	(586)
Interest expense	152	109	261	—	—	—
(Loss) income before income taxes	$(2,826)	$(18,906)	$(21,732)	$47,464	$—	$47,464
INCOME TAX (EXPENSE) BENEFIT	(618)	3,738	3,120	(9,797)	—	(9,797)
NET (LOSS) INCOME	$(3,444)	$(15,168)	$(18,612)	$37,667	$—	$37,667

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(Unaudited, in thousands)	Web3 Services	Payment Processing Services	Total	Web3 Services		Payment Processing Services	Total
External revenues	$43,987	$4,988	$48,975	$61,823	$—	$—	$61,823
Intersegment revenues	(45)	45	—	—		—	—
Revenues	43,942	5,033	48,975	61,823		—	61,823
Eliminations	45	(45)	—	—		—	—
TOTAL REVENUES	43,987	4,988	48,975	61,823		—	61,823
EXPENSES (INCOME)
Web3 platform expenses	25,159	—	25,159	23,231		—	23,231
Partnership expenses	7,063	—	7,063	6,392		—	6,392
Payment processing expenses	—	4,350	4,350	—	—	—	—
General and administrative	38,704	21,466	60,170	33,135	—	—	33,135
Loss (gain) on digital assets, net	43,386	8	43,394	(23,691)	—	—	(23,691)
Loss (gain) on disposed investments	2	—	2	(2,000)	—	—	(2,000)
Impairment on other assets	413	—	413	137	—	—	137
Staking and other (income) loss	(744)	(1,956)	(2,700)	23	—	—	23
Gain on debt extinguishment	(20,377)	—	(20,377)	—		—	—
Other loss, net	15	62	77	462		—	462
Interest income	(6,149)	(145)	(6,294)	(1,589)		—	(1,589)
Interest expense	152	109	261	—		—	—
(Loss) income before income taxes	$(43,637)	$(18,906)	$(62,543)	$25,723		$—	$25,723
INCOME TAX BENEFIT (EXPENSE)	8,054	3,738	11,792	(929)		—	(929)
NET (LOSS) INCOME	$(35,583)	$(15,168)	$(50,751)	$24,794		$—	$24,794

16. Subsequent Events
Acquisition

In July 2026, following the previously announced termination of the acquisition of W3C Corp. ("W3C"), the Company entered into two novation agreements (the "Novation Agreements") pursuant to which W3C assigned, and the applicable counterparties consented to the assignment of, W3C’s rights and obligations under (i) the Partnership Agreement with TigSiPay, SIA ("TigSiPay"), dated October 2, 2025 (the "Partnership Agreement"), and (ii) the Sale and Purchase Agreement, dated October 1, 2025 (the "Sale and Purchase Agreement" and, together with the Partnership Agreement, the "Agreements"), relating to the acquisition of TigSiPay. Under the Novation Agreements, the Company assumed W3C’s rights and obligations under the Agreements and W3C was released from future obligations thereunder, subject to the terms and conditions of the Novation Agreements.

Under the novation of the Sale and Purchase Agreement, the purchase price was increased from €2.95 million to €5.0 million (or approximately $3.4 million to $5.7 million), payable in installments tied to specified milestones, including regulatory approvals and closing. The Company also reimbursed W3C $0.5 million representing a portion of the advance payment previously made by W3C under the original purchase agreement.

The acquisition of TigSiPay remains subject to certain closing conditions, including non‑objection by the Bank of Latvia to the required regulatory submissions in connection with the change of control of a Latvian regulated entity and other applicable regulatory approvals. The Company is evaluating the accounting for the transaction, including the allocation of the purchase price, and therefore the financial effects of the transaction have not yet been determined.

Restructuring Plan

On July 16, 2026, the Board of Directors of the Company approved a restructuring plan (the "2026 Restructuring Plan") that includes a reduction in force. The Company expects to incur approximately $4.6 million to $5.7 million in cash charges in connection with the 2026 Restructuring Plan, primarily consisting of severance and other employee-related costs. In addition, the Company expects to recognize a net non-cash benefit of approximately $0.5 million related to the modification of certain previously granted stock-based awards for employees impacted by the 2026 Restructuring Plan. The majority of these cash payments associated with these costs are expected to be paid over the twelve week period beginning on July 17, 2026. The Company expects the 2026 Restructuring Plan to be substantially complete by the end of the fourth quarter of 2026. The Company’s estimates are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs or charges not currently contemplated due to events that may occur as a result of, or that are associated with, the 2026 Restructuring Plan. Because the restructuring plan was approved subsequent to June 30, 2026, no restructuring charges related to the plan have been recognized in the accompanying condensed consolidated financial statements as of June 30, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Exodus' financial condition and results of operations should be read in conjunction with the unaudited, condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Item 1A. Risk Factors" in the Form 10-K and "Cautionary Note Regarding Forward Looking Statements" and in other parts of this Quarterly Report on Form 10-Q.

Overview of Our Business
Exodus is a financial technology company that operates two complementary platforms. Through the Exodus brand, the Company provides Web3 services, including self-custodial digital asset software and related digital asset services to API providers and direct consumers. Through the Monavate brand, the Company provides payment processing services, including card issuance, payment processing, and payment infrastructure solutions to traditional commerce and on-chain finance customers. The Company completed the acquisitions of Monavate Holdings Limited, Monavate Ltd, Baanx.com Ltd, and Baanx US Corp. ("Acquired Entities") in May 2026, expanding its operations beyond Web3 services into payment processing services.

The acquisitions of the Acquired Entities represents a significant milestone in the Company's evolution, expanding its enterprise offerings, diversifying its revenue base, and adding payment processing services and customer programs that complement its existing Web3 services.

Key Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, management uses the key business metrics described below to evaluate operating performance, identify trends affecting the business, and support strategic decision-making.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Monthly active users (millions)	1.4	1.5	(6.7)%	1.4	1.5	(6.7)%
Quarterly funded users (millions)	1.3	1.7	(23.5)%	1.3	1.7	(23.5)%
Quarterly exchange volume (billions)	$1.1	$1.4	(21.4)%	$2.3	$3.6	(36.1)%
Gross transaction payment volume (billions)	$0.6	$—	*	$0.6	$—	*
Total active cards (millions)	1.1	—	*	1.1	—	*
Net loss (income)	$(18,612)	$37,667	(149.4)%	$(50,751)	$24,794	(304.7)%
Adjusted EBITDA (1) (thousands)	$(6,667)	$(2,310)	(188.6)%	$(7,540)	$9,902	(176.1)%
* Percentage variances not considered meaningful.
(1) See "Non-GAAP Financial Measures" below for a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure and an explanation of why management believes Adjusted EBITDA is useful to investors.

Monthly Active Users ("MAUs")

MAUs are defined as any unique user with Exodus activity history in any month. A user has "activity history" if, in the last calendar month, the user performed any activity within the application such as opening their application to check digital asset prices, reading news, or accessing the products and services of our API Providers. MAUs provide a measurement of user engagement, allowing management to compare engagement over time. MAUs consist of both funded wallets and unfunded wallets. Because Exodus users do not have accounts, users do not close an account. Therefore, users may be inactive one month and active the next as they re-engage with the platform. Management views increasing interest in the Exodus platform over time as a key indicator of increasing revenue and product adoption.

Quarterly Funded Users ("QFUs")

In addition to MAUs, we utilize QFUs to assess user trends and market sentiment. QFUs are defined as unique users with an Exodus wallet that was funded at any point prior to or during the fiscal quarter and during which the user remained active, i.e., opening the application during the period. A wallet is considered "funded" if it holds a non-zero balance of any supported digital asset. QFUs offer a longer-term view of engagement by capturing users who have already funded their wallets.

Exchange Volume

Exchange volume is defined as the total U.S. dollar equivalent value of spot trades transacted through the Exodus platform, together with the value of spot trades routed to our exchange aggregation technology from third-party platforms during the reporting period. Exchange volume represents the quantity of digital assets transacted multiplied by the applicable trade price when the transaction is executed.

Exchange volume includes transactions from direct consumers and enterprise partners. Transactions from enterprise partners generally generate lower revenue per transaction than transactions from direct consumers. Accordingly, changes in direct consumer Exchange volume may have a more pronounced effect on transaction revenue than comparable changes in enterprise partner Exchange volume. Management uses Exchange volume to evaluate transaction activity and platform utilization. Exchange volume is influenced by digital asset prices, market volatility, customer engagement, and broader macroeconomic conditions.

Gross Transaction Volume ("GTV")

GTV is defined as the aggregate U.S. dollar equivalent value of purchase transactions made using payment cards issued on behalf of enterprise customers during the reporting period, before deducting refunds, returns, chargebacks, or other transaction adjustments. GTV excludes cash advances, balance transfers, finance charges, and fees unless otherwise specified. Transactions denominated in currencies other than the U.S. dollar are converted into U.S. dollars using the applicable currency exchange rate. Management uses GTV to evaluate payment activity and the utilization and scale of the Company's payment capabilities.

Total Active Cards

Total active cards represents the total number of unique payment cards issued on behalf of enterprise customers that made transactions during the reporting period. Management uses total active cards to evaluate the scale of the Company's card programs and the adoption of its payment capabilities. This metric does not imply the number of unique persons as a person may have more than one card.

Results of Operations
The following table presents our condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
REVENUES	$26,228	$25,827	$401	1.6%	$48,975	$61,823	$(12,848)	(20.8)%
EXPENSES (INCOME)
Web3 platform expenses	12,317	12,603	(286)	(2.3)%	25,159	23,231	1,928	8.3%
Partnership expenses	3,663	2,127	1,536	72.2%	7,063	6,392	671	10.5%
Payment processing expenses	4,350	—	4,350	*	4,350	—	4,350	*
General and administrative	44,712	18,817	25,895	137.6%	60,170	33,135	27,035	81.6%
Loss (gain) on digital assets, net	6,981	(52,500)	59,481	(113.3)%	43,394	(23,691)	67,085	(283.2)%
Loss (gain) on disposed investments	2	(2,000)	2,002	*	2	(2,000)	2,002	*
Impairment on other assets	2	-	2	*	413	137	276	*
Staking and other (income) loss	(2,590)	(113)	(2,477)	*	(2,700)	23	(2,723)	*
Gain on debt extinguishment	(20,377)	-	(20,377)	*	(20,377)	-	(20,377)	*
Other loss, net	74	15	59	*	77	462	(385)	(83.3)%
Interest income	(1,435)	(586)	(849)	144.9%	(6,294)	(1,589)	(4,705)	296.1%
Interest expense	261	—	261	*	261	—	261	*
(Loss) income before income taxes	(21,732)	47,464	(69,196)	(145.8)%	(62,543)	25,723	(88,266)	(343.1)%
INCOME TAX BENEFIT (EXPENSE)	3,120	(9,797)	12,917	*	11,792	(929)	12,721	*
NET (LOSS) INCOME	(18,612)	37,667	(56,279)	(149.4)%	(50,751)	24,794	(75,545)	(304.7)%
*Percentage variances not considered meaningful.
Revenue

Revenue increased $0.4 million for the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily driven by a $5.0 million increase in revenue contributed by the Acquired Entities within payment processing services, partially offset by a $4.6 million decrease in revenue from Web3 services, primarily attributable to a $4.7 million decrease in exchange aggregation revenue due to lower volume.

Revenue decreased $12.8 million for the six months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily driven by a $17.8 million decrease in revenue from Web3 services, primarily attributable to an $18.5 million decrease in exchange aggregation revenue due to lower volume, partially offset by a $5.0 million increase in revenue contributed by the Acquired Entities within payment processing services.

The following table summarizes revenue generated from the Company's Web3 service direct users and partnerships revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2026		2025		2026		2025
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Exchange aggregation - users	$14,980	70.5%	$20,867	80.8%	$31,516	71.6%	$48,686	78.8%
Exchange aggregation - partnerships	3,760	17.8	2,550	9.9	7,227	16.4	8,538	13.8
Fiat onboarding - users	2,047	9.6	986	3.8	3,994	9.2	2,107	3.4
Fiat onboarding - partnerships	—	—	2	—	—	—	21	—
Staking - users	451	2.1	1,110	4.3	1,110	2.5	1,698	2.7
Other - users	—	—	34	0.1	55	0.1	195	0.4
Other - partnerships	2	—	278	1.1	85	0.2	578	0.9
	$21,240	100.0%	$25,827	100.0%	$43,987	100.0%	$61,823	100.0%

Revenue generated from the Company's Web3 service direct users and business-to-business partnerships decreased $4.6 million for the three months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily driven by a $5.9 million decrease in exchange aggregation revenue from direct users due to lower volume, partially offset by a $1.2 million increase in exchange aggregation revenue from business-to-business partnerships due to higher volume through and a $1.1 million increase in fiat onboarding revenue from direct users due to higher volume.

Revenue generated from the Company's Web3 service direct users and business-to-business partnerships decreased $17.8 million for the six months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily driven by a $17.2 million decrease in exchange aggregation revenue from direct users due to lower volume and a $1.3 million decrease in exchange aggregation revenue from business-to-business partnerships, partially offset by a $1.9 million increase in fiat onboarding revenue from direct users due to higher volume and growth in the Company's customer base.

The following table summarizes the Company's external revenue by category within our payment processing services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026		2026
(in thousands, except percentages)	Amount	% of Revenue	Amount	% Revenue
Traditional commerce (1)	$3,292	66.0%	$3,292	66.0%
On-chain finance (1)	1,696	34.0	1,696	34.0
External revenue	$4,988	100.0%	$4,988	100.0%

(1) This reflects the revenues of the Acquired Entities beginning on May 1, 2026. Accordingly, comparative prior-period information is not presented.

Web3 platform expenses

Web 3 platform expenses decreased $0.3 million for the three months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily driven by a $0.4 million decrease in consulting expense, a $0.4 million decrease in depreciation and amortization expense, and a $0.3 million decrease in testing expense, partially offset by a $0.5 million increase in fiat onboarding costs and a $0.3 million increase in salary and benefit expenses.

Web3 platform expenses increased $1.9 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily driven by a $2.6 million increase in salary and benefit expenses and a $1.0 million increase in fiat onboarding costs, partially offset by a $0.8 million decrease in depreciation and amortization expense, a $0.4 million decrease in consulting expense, and a $0.5 million decrease in testing expense.

Partnership expenses

Partnership expenses increased $1.5 million for the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily driven by higher transaction volume.

Partnership expenses increased $0.7 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily driven by higher transaction volume and growth in the Company's customer base.

General and administrative expenses

General and administrative expenses increased $25.9 million for the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily driven by a $17.0 million increase in transaction-related incentives, a $5.8 million increase in professional services expense, a $2.5 million increase in compensation and benefit expenses, a $2.2 million increase in foreign currency expense, and a $2.1 million increase in subscription, bank and network, depreciation and amortization and other general and administrative expenses, partially offset by a $2.5 million decrease in travel expense and a $1.2 million decrease in marketing expense.

General and administrative expenses increased $27.0 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily driven by a $17.0 million increase in transaction-related incentives, a $6.1 million increase in professional services expense, a $2.3 million increase in compensation and benefit expenses, a $2.8 million increase in foreign currency expense, and a $2.2 million increase in subscription, bank and network, depreciation and amortization, and other general and administrative expenses, partially offset by a $3.4 million decrease in travel expense.

Income tax (benefit) expense

Income tax benefit was $3.1 million for the three months ended June 30, 2026, compared to an expense of $9.8 million for the three months ended June 30, 2025. The effective tax rate during the three months ended June 30, 2026 was 14.4%, compared to 20.7% during the three months ended June 30, 2025.

Income tax benefit was $11.8 million for the six months ended June 30, 2026, compared to an expense of $0.9 million for the six months ended June 30, 2025. The effective tax rate during the six months ended June 30, 2026 was 18.9%, compared to 3.6% during the six months ended June 30, 2025. For the six months ended June 30, 2026, the change from the statutory tax rate to the effective rate was primarily due to non-deductible incentive expenses partially offset by a benefit related to stock option exercises net of non-deductible executive compensation, U.S. Foreign derived intangible income and research and development tax credits. For the six months ended June 30, 2025, the change from the effective rate was primarily impacted by the change in permanent differences, including the tax benefit from the foreign derived intangible income and non-deductible expenses, and discrete items, including stock-based compensation and tax effect of realized and unrealized digital asset gains and losses during the period.

Changes in tax laws

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

Non-GAAP Financial Measure

Adjusted EBITDA is a supplemental non-GAAP financial measure that management uses to evaluate the operating performance of the Company's business. We define Adjusted EBITDA as net (loss) income before interest income net, income tax (benefit) expenses, and depreciation and amortization, further adjusted to exclude certain non-cash and other items that management does not consider indicative of the Company's ongoing operating performance.

Management uses Adjusted EBITDA to evaluate the Company's ongoing operations and for internal planning and forecasting purposes. Management believes these adjustments provide investors with additional insight into the Company's ongoing operating performance by removing the effects of items that are not indicative of the Company's underlying operating performance. We believe Adjusted EBITDA assists investors in evaluating the underlying trends of the Company's business, facilitates period-to-period comparisons, and enhances comparability with other companies. However, Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for net (loss) income or any other financial measure prepared in accordance with U.S. GAAP. In addition, other companies may calculate Adjusted EBITDA differently or may use other measures to evaluate their performance, which could reduce the usefulness of Adjusted EBITDA as a comparative measure.

A reconciliation of Adjusted EBITDA is presented below. Investors are encouraged to review the related U.S. GAAP financial measure and the reconciliation, and not to rely on any single financial measure to evaluate the Company's business.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net (loss) income	$(18,612)	$37,667	$(50,751)	$24,794
Interest income, net	(1,174)	(586)	(6,033)	(1,589)
Tax expense (benefit)	(3,120)	9,797	(11,792)	929
Depreciation and amortization expense	1,426	1,137	2,234	2,078
EBITDA	$(21,480)	$48,015	$(66,342)	$26,212
Stock based compensation expense	3,802	3,047	8,279	5,755
Staking and other (income) loss	(2,590)	(113)	(2,700)	23
Loss (gain) on digital assets	6,981	(52,500)	43,394	(23,691)
Loss (gain) on disposal of investments	2	(2,000)	2	(2,000)
Impairment of assets	2	—	413	137
Gain on debt extinguishment	(20,377)	—	(20,377)	—
Other loss, net	74	15	77	462
Transaction expenses	26,919	1,226	29,714	3,004
Adjusted EBITDA	$(6,667)	$(2,310)	$(7,540)	$9,902

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash flows generated from operations, together with our balances of cash and cash equivalents, stablecoins and digital assets. Our primary uses of liquidity are funding operating expenses, working capital requirements, strategic investments and product development initiatives that support the growth of our business. Based on our current operating plans, we believe our existing cash and cash equivalents, stablecoins and digital assets will be sufficient to fund our operations, strategic initiatives and anticipated growth.

We expect that increased adoption of digital assets and blockchain technology, together with continued growth of the Exodus Platform, expansion of our payment processing services, continued market acceptance of our products and services, and our ability to attract and retain customers, will support our ability to generate sufficient cash flows to meet our liquidity requirements and execute our long-term growth strategy.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	Six Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change
Net cash used in operating activities	$(52,115)	$(11,433)	$(40,682)
Net cash provided by investing activities	416,294	36,331	379,963
Net cash used in financing activities	(2,060)	(9,848)	7,788
Effects of exchange rate changes on cash	(11,978)	—	*
Net increase in cash and cash equivalents	$350,141	$15,050	$335,091
*Percentage variances not considered meaningful.
Net Cash Used In Operating Activities
Net cash used in operating activities increased by $40.7 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily driven by a $75.5 million increase in net loss, a $20.4 million gain on extinguishment of debt, a $16.7 million increase in deferred tax benefit, a $10.9 million increase in working capital, a $2.7 million increase in staking and other income, a $1.6 million increase in accrued interest income, and a $0.4 million decrease in other loss, net, partially offset by a $67.1 million increase in net loss on digital assets, a $18.9 million decrease in operating activities settled in digital assets and stablecoins, a $2.5 million increase in stock-based compensation expense, a $2.0 million increase in loss (gain) on disposed investments, a $0.3 million increase in impairment of other assets, a $0.3 million increase in accretion of the future purchase obligation, and a $0.2 million increase in depreciation and amortization.

Net Cash Provided By Investing Activities
Net cash provided by investing activities increased by $380.0 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily driven by a $342.3 million net cash related to the Acquired Entities, a $66.5 million increase in proceeds from the disposal of digital assets, a $4.9 million decrease in purchases of treasury bills, a $2.0 million decrease in proceeds from the sale of disposed investments, and a $0.1 million decrease in investments in Simple Agreements for Future Equity notes, partially offset by a $30.7 million decrease in redemptions of treasury bills, a $0.1 million increase in purchases of digital assets, a $0.9 million increase in other investing activities, and a $0.2 million purchase of an equity security.

Net Cash Used In Financing Activities
Net cash used in financing activities decreased by $7.8 million for the six months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily driven by a $7.8 million decrease in repurchases of shares to satisfy employee tax withholding obligations, partially offset by cash used for the exercise of stock options.

Total Digital Assets and Liquid Assets
The following tables show the Company’s holdings of digital assets and cash and cash equivalents (including treasury bills with a maturity date of less than three months) and stablecoins.

The digital asset holdings as of June 30, 2026 and December 31, 2025 were:

(in thousands, except units)	June 30, 2026
	Units	Cost Basis	Fair Value
Bitcoin	600	$19,508	$35,130
Ether	457	850	717
Solana	17,749	2,912	1,305
Other	*	168	163
Digital assets		$23,438	$37,315

(in thousands, except units)	December 31, 2025
	Units	Cost Basis	Fair Value
Bitcoin	1,704	$53,449	$149,164
Ethereum	1,898	3,476	5,633
Solana	12,473	2,385	1,552
Other	*	102	98
Digital assets		$59,412	$156,447
•Other digital assets unit balances are not considered meaningful.

The liquid asset holdings as of June 30, 2026 and December 31, 2025 were:

(in thousands)	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
As of June 30, 2026
Cash and cash equivalents	$21,211	$21,211	$-	$-
Stablecoins	2,887	2,887	-	-
Total liquid assets	$24,098
As of December 31, 2025
Cash and cash equivalents	$4,938	$4,938	$-	$-
Stablecoins	222	222	-	-
Total liquid assets	$5,160

Material Capital Commitments

As of June 30, 2026, the Company had material contractual cash requirements related primarily to long-term marketing sponsorship and cloud infrastructure arrangements. Remaining contractual commitments totaled approximately $72.2 million, consisting primarily of approximately $51.7 million under a long-term marketing sponsorship agreement and approximately $20.5 million under long-term cloud infrastructure agreements. Based on the contractual payment terms, approximately $10.4 million is expected to be paid during the remainder of 2026, $20.8 million in 2027, $20.8 million in 2028, and $20.2 million in 2029. Management expects these obligations to be funded through existing cash balances, digital asset holdings, and cash generated from operations.

Critical Accounting Estimates

Except as described below, there have been no material changes to the critical accounting estimates disclosed in the Company's Annual Report on Form 10-K in the section titled "Critical Accounting Estimates" set forth under "Item 7. Management's Discussion and Analysis of the Financial Condition and Results of Operations".

Business Combinations

During the second quarter of 2026, the Company completed the acquisitions of Monavate and Baanx. The accounting for these acquisitions required significant estimates and assumptions in determining the preliminary fair values of the assets acquired and liabilities assumed, including acquired intangible assets and their useful lives, deferred consideration, and goodwill. These estimates are preliminary and may be revised during the measurement period as additional information becomes available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market price risk of digital assets

A large portion of our revenue generated from API providers is received in Bitcoin. A decline in the market price of digital assets had (and could in the future, have) an adverse effect on the Company's operations, the value of our digital assets, and our future operations and cash flows.

The market price of Bitcoin is impacted by a variety of factors and is determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. The digital asset industry has been negatively impacted by market price volatility. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin. There can be no assurance that we will be able to exchange our digital assets for U.S. dollars on a timely basis, if at all, or for a fair price. If the value of our digital assets declines, or if we experience difficulties converting our digital assets to U.S. dollars, we may not have sufficient liquidity to satisfy our liabilities, expenses and costs as they become due, which may negatively affect our business operations and financial condition. A hypothetical 10% increase or decrease in the digital assets held would have resulted in a change to the fair value of $3.7 million and $15.6 million as of June 30, 2026 and December 31, 2025, respectively.

Foreign currency risk
Foreign currency transaction risk

Revenues, expenses, and financial results of our foreign subsidiaries are recorded in the functional currency of these subsidiaries. Our foreign currency exposure is primarily related to transactions denominated in Swiss Francs, Great British Pound, and Euro attributable to cash and cash equivalents, and other intercompany transactions where the transaction currency is different from a subsidiary’s functional currency. Changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our results of operations as expressed in U.S. dollars. We have experienced and will continue to experience fluctuations in our results of operations as a result of gains or losses on the settlement and the remeasurement of monetary assets and liabilities denominated in foreign currencies that are not the functional currency.

We recognized net foreign currency losses of $0.9 million and net foreign currency gains of $1.9 million for the six months ended June 30, 2026 and 2025, respectively, in general and administrative expense in the condensed consolidated statements of operations and comprehensive (loss) income. If an adverse 10% foreign currency exchange rate change was applied to total monetary assets, liabilities, and commitments denominated in currencies other than the functional currencies at the balance sheet date, it would not have a material impact on our financial results.

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

Foreign currency translation risk

Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. We recognized losses on translation adjustments, net of tax, of $2.2 million for the six months ended June 30, 2026, compared to losses on translation adjustments, net of tax, of $1.3 million for the six months ended June 30, 2025, in the condensed consolidated statements of operations and comprehensive (loss) income. As of June 30, 2026 and 2025, a 10% increase or decrease on foreign currency exchange rates for translation purposes would not have a material impact on our financial results.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2026, the Company completed the acquisitions of Monavate Holdings Ltd., Baanx.com Ltd., and Baanx US Corp. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. As part of our post-closing integration activities, we are integrating the acquired businesses into our financial reporting and internal control environment and continue to evaluate the impact of related changes to internal control over financial reporting. Except for changes in internal controls related to the integration of the acquired businesses, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found in "Note 12 - Commitments and Contingencies - Legal Proceedings" to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
We are subject to various risks and uncertainties in the ordinary course of our business. Risk factors relating to us are set forth below and under Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The following risk factors are in addition to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025, which could affect our business, financial condition and results of operations. We may be subject to additional risks and uncertainties that we currently consider immaterial or that are unknown to us but may have a material impact on our business, financial condition and results of operations.

Our recent initiatives to improve our cost structure, including a significant workforce reduction, may not result in the anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In July 2026, we announced an operating realignment that includes a reduction in force affecting approximately 25% of our global workforce, undertaken to better align our cost structure and organizational priorities with our strategy to build a full-stack card issuance and payments platform, while maintaining expense discipline and continuing the integration of Monavate and Baanx. In connection with this reduction in force, we expect to recognize approximately $4.6 million to $5.7 million of costs, consisting primarily of personnel expenses such as salaries and wages, severance payments, and other benefits. We expect this reduction in force to generate approximately $9 million to $11 million of annualized cash operating expense savings, with the full benefit of these savings expected to be realized in 2027. However, we may incur additional charges or expenses not currently contemplated due to events associated with the reduction in force, and our actual charges and savings may differ materially from our current estimates. The estimated charges and annualized cost savings are based on a number of assumptions, and actual results may differ materially. We may not realize, in full or in part, the anticipated benefits and savings from this reduction in force due to unforeseen difficulties, delays or unexpected costs, and we may not achieve the full benefit of any savings within the anticipated timeframe. If we are unable to realize the expected operational efficiencies and cost savings from the reduction in force, our operating results and financial condition would be adversely affected. In addition, as we continue to evaluate our combined cost base and operating model following the Monavate and Baanx acquisitions, we may need to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our initiatives to improve our cost structure, including the reduction in force, may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, the loss of institutional knowledge and expertise, increased difficulties in our day-to-day operations, reduced employee morale and diversion of our management’s and employees’ attention from other business priorities. If employees who were not affected by the reduction in force depart, we may need to seek contractor support at unplanned additional expense or suffer harm to our productivity. In addition, we may be unsuccessful in distributing the duties and obligations of departed employees that are necessary to our operations among our remaining employees or to contractors, which could result in disruptions to our operations. Our workforce reductions could also harm our ability to attract and retain qualified personnel who are critical to our business, and make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel. Any failure to attract or retain qualified personnel could prevent us from successfully developing or selling our products, which would adversely affect our business, financial condition, and results of operations.

Our success depends on our ability to attract and retain a sufficient number of key technical, user support and management personnel while supporting the onboarding and career development of our team members.

Our ability to successfully execute on our business plan depends on the contribution of our management team as well as other key talent including platform development, operations, user support, general administrative functions and our creative and engineering teams. We have previously and may continue to experience increasing competition for available talent in the workforce as reflected by the low unemployment rate, shortages of available industry talent and increasing costs to retain team members. As a result, we could experience inefficiencies or a lack of business continuity due to team member turnover, including loss of historical knowledge, new team members' lack of historical knowledge and lack of familiarity with the business processes, operating requirements, purpose and culture, policies and procedures and key information technologies and related infrastructure used in our day-to-day operations and financial reporting. We may also experience additional costs as new team members learn their roles and gain necessary experience and training, including as it relates to the complex regulations applicable to our business, in addition to the cost of hiring new individuals.

Our future performance will depend, in part, on the successful transition of our workforce to our new operating and organizational structure following our recent reduction in force. If we do not successfully manage these transitions, it could be viewed negatively by our customers, employees, investors, and other third-party partners, and could have an adverse impact on our business and results of operations.

We are dependent on our co-founders Jon Paul Richardson and Daniel Castagnoli, the loss of whose services may adversely impact the achievement of our objectives. If we were to lose the services of members of our management team or other key talent, whether due to death, disability, resignation or termination of employment, our ability to successfully implement our business strategy, financial plans, marketing and other objectives could be significantly impaired. In addition, if we are unable to attract and retain qualified key talent, we may not be able to effectively and efficiently manage.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans

On June 12, 2026, Jon Paul Richardson, a Director and Chief Executive Officer of the Company, terminated a Rule 10b5-1 trading arrangement, which was previously adopted on June 13, 2025 and intended to satisfy the affirmative defense of Rule 10b5-1(c). For additional details about the material terms of this arrangement, refer to the description under the heading "(c) Trading Plans" contained in Part II, Item 5. Other Information of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, which is incorporated herein by reference.

On June 3, 2026, Matias Javier Olivera Freire, Chief Technical Officer of the Company, terminated a Rule 10b5-1 trading arrangement, which was previously adopted on September 12, 2025 and intended to satisfy the affirmative defense of Rule 10b5-1(c). For additional details about the material terms of this arrangement, refer to the description under the heading "(c) Trading Plans" contained in Part II, Item 5. Other Information of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, which is incorporated herein by reference.

On June 3, 2026, Daniel Castagnoli, a Director of the Company and President of the Company’s wholly-owned subsidiary, 3ZERO, terminated a Rule 10b5-1 trading arrangement, which was previously adopted on December 12, 2025 and intended to satisfy the affirmative defense of Rule 10b5-1(c). For additional details about the material terms of this arrangement, refer to the description under the heading "(b) Trading Plans" contained in Item 9B. Other Information of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which is incorporated herein by reference.

On June 15, 2026, Daniel Castagnoli, a Director of the Company and President of the Company's wholly-owned subsidiary, 3ZERO, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 400,000 shares of the Company's common stock between September 15, 2026 and June 15, 2027, subject to certain conditions.

Item 6. Exhibits

Exhibit Number	Description	SEC Document Reference
10.1*	Stock Purchase Agreement, dated as of May 1, 2026, by and among Exodus Movement, Inc., Baanx US Corp., W3C Corp. and Garth Howat.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2026.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Portions of this exhibit indicated by [***] have been omitted from this public filing as they are not material and are treated by the Registrant as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXODUS MOVEMENT, INC.

Date: August 10, 2026	By:	/s/ James Gernetzke
James Gernetzke
Chief Financial Officer