Form 10-Q
period 2026-09-30
Exodus Movement, Inc.
filed 2026-11-09
CIK 1821534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No   ☒
As of November 2, 2026, the registrant had 11,314,572 shares of Class A common stock, par value $0.000001 per share, and 19,188,156 shares of Class B common stock, par value $0.000001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Exodus Movement, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and par value)	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,628	$4,938
Restricted cash	54,337	—
Stablecoins	6,550	222
Restricted stablecoins	5,778	—
Accounts receivable	14,752	5,141
Prepaid expenses	11,879	2,996
Income tax receivables	1,848	3,401
Loans receivable, net	—	80,584
Other current assets	11,604	1,995
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITY
Cash and cash equivalents	561	—
Restricted cash	65,003	—
Prepaid expenses	50	—
Other current assets	249	—
Total current assets	182,239	99,277
OTHER ASSETS
Fixed assets, net	437	458
Digital assets	25,264	156,447
Software assets, net	5,855	4,565
Goodwill	99,295	—
Definite and indefinite-lived intangible assets, net	51,157	4,928
Deferred tax assets	5,170	13
Other long-term assets	3,186	1,074
Total other assets	190,364	167,485
TOTAL ASSETS	$372,603	$266,762
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,909	$1,176
Customer deposit liabilities	50,332	—
Payroll liabilities	10,625	3,975
Accrued liabilities	19,111	2,210
LIABILITIES OF CONSOLIDATED VARIABLE INTEREST ENTITY
Customer deposit liabilities	65,003	—
Accrued and other liabilities	3,150	—
Total current liabilities	152,130	7,361
LONG-TERM LIABILITIES
Deferred tax liability	4,617	11,991
Other long-term liabilities	15,724	—
Total long-term liabilities	20,341	11,991
Total liabilities	172,471	19,352
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Preferred stock
$0.000001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Class A Common Stock
$0.000001 par value, 300,000,000 shares authorized,	-	-
11,165,684 issued and outstanding as of September 30, 2026	-	-
10,358,554 issued and outstanding as of December 31, 2025	-	-
Class B Common Stock
$0.000001 par value, 27,500,000 shares authorized,	-	-
19,188,156 issued and outstanding as of September 30, 2026	-	-
19,185,163 issued and outstanding as of December 31, 2025	-	-
ADDITIONAL PAID IN CAPITAL	138,304	126,995
ACCUMULATED OTHER COMPREHENSIVE LOSS	(3,536)	(2,124)
RETAINED EARNINGS	63,521	122,539
TOTAL EXODUS MOVEMENT, INC. STOCKHOLDERS' EQUITY	198,289	247,410
NONCONTROLLING INTEREST	1,843	—
TOTAL STOCKHOLDERS' EQUITY	$200,132	$247,410
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$372,603	$266,762
The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in thousands, except per share amounts)	2026	2025	2026	2025
REVENUES	$32,539	$30,343	$81,514	$92,166
EXPENSES (INCOME)
Digital asset services expenses	12,496	12,350	37,655	35,581
Partnership expenses	3,139	4,637	10,202	11,029
Payment processing expenses	9,459	—	13,809	—
General and administrative	28,940	14,884	89,110	48,019
(Gain) loss on digital assets, net	(11,377)	(21,003)	32,017	(44,694)
Loss (gain) on disposed investments	—	—	2	(2,000)
Impairment on other assets	—	—	413	137
Staking and other income	(1,400)	(264)	(4,100)	(241)
Gain on debt extinguishment	—	—	(20,377)	—
Other loss, net	94	32	171	494
Interest income	(509)	(599)	(6,803)	(2,188)
Interest expense	662	—	923	—
(Loss) income before income taxes	(8,965)	20,306	(71,508)	46,029
INCOME TAX (EXPENSE) BENEFIT	(775)	(3,265)	11,017	(4,194)
NET (LOSS) INCOME	(9,740)	17,041	(60,491)	41,835
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,473)	—	(1,473)	—
NET (LOSS) INCOME ATTRIBUTABLE TO EXODUS MOVEMENT, INC.	$(8,267)	$17,041	$(59,018)	$41,835

OTHER COMPREHENSIVE (LOSS) INCOME
NET (LOSS) INCOME	$(9,740)	$17,041	$(60,491)	$41,835
Foreign currency translation adjustment	680	(5)	(1,519)	(1,318)
COMPREHENSIVE (LOSS) INCOME	(9,060)	17,036	(62,010)	40,517
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,580)	—	(1,580)	—
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO EXODUS MOVEMENT, INC.	$(7,480)	$17,036	$(60,430)	$40,517
Net (loss) income per share
Basic net (loss) income per share of common stock - Class A	$(0.27)	$0.58	$(1.97)	$1.45
Basic net (loss) income per share of common stock - Class B	$(0.27)	$0.58	$(1.97)	$1.45
Diluted net (loss) income per share of common stock - Class A	$(0.27)	$0.53	$(1.97)	$1.30
Diluted net (loss) income per share of common stock - Class B	$(0.27)	$0.53	$(1.97)	$1.30
Weighted average number of shares and share equivalents outstanding
Weighted average number of shares used in basic computation - Class A	11,089	9,714	10,819	9,337
Weighted average number of shares used in basic computation - Class B	19,188	19,463	19,186	19,515
Weighted average number of shares used in diluted computation - Class A	11,089	12,257	10,819	11,948
Weighted average number of shares used in diluted computation - Class B	19,188	20,034	19,186	20,119
The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Number of Shares		Amounts
(Unaudited, in thousands)	Class A Shares	Class B Shares	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
Balances as of January 1, 2025	8,460	19,749	$124,387	$(752)	$133,892	$—	$257,527
Stock-based compensation	—	—	2,759	—	—	—	2,759
Exercised options, net of options withheld for taxes and exercise price	—	233	(1,764)	—	—	—	(1,764)
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	241	—	(3,848)	—	—	—	(3,848)
Conversion from Class B to Class A	523	(523)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(254)	—	—	(254)
Net loss	—	—	—	—	(12,873)	—	(12,873)
Balances as of March 31, 2025	9,224	19,459	$121,534	$(1,006)	$121,019	$—	$241,547
Stock-based compensation	—	—	3,175	—	—	—	3,175
Exercised options, net of options withheld for taxes and exercise price	—	8	(97)	—	—	—	(97)
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	270	—	(4,113)	—	—	—	(4,113)
Foreign currency translation adjustment	—	—	—	(1,059)	—	—	(1,059)
Net income	—	—	—	—	37,667	—	37,667
Balances as of June 30, 2025	9,494	19,467	$120,499	$(2,065)	$158,686	$—	$277,120
Stock-based compensation	—	—	5,000	—	—	—	5,000
Exercised options, net of options withheld for taxes and exercise price	—	16	(163)	—	—	—	(163)
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	261	—	(2,685)	—	—	—	(2,685)
Conversion from Class B to Class A	18	(18)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(5)	—	—	(5)
Equity warrants	—	—	396	—	—	—	396
Net income	—	—	—	—	17,041	—	17,041
Balances as of September 30, 2025	9,773	19,465	$123,047	$(2,070)	$175,727	$—	$296,704
Balances as of January 1, 2026	10,359	19,185	126,995	(2,124)	122,539	—	247,410
Stock-based compensation	—	—	4,610	—	—	—	4,610
Exercised options, net of options withheld for taxes and exercise price	—	3	—	—	—	—	—
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	267	—	(1,315)	—	—	—	(1,315)
Conversion from Class B to Class A	4	(4)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	101	—	—	101
Net loss	—	—	—	—	(32,139)	—	(32,139)
Balances as of March 31, 2026	10,630	19,184	$130,290	$(2,023)	$90,400	$—	$218,667
Stock-based compensation	—	—	3,940	—	—	—	3,940
Exercised options, net of options withheld for taxes and exercise price	—	11	(5)	—	—	—	(5)
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	292	—	(726)	—	—	—	(726)
Conversion from Class B to Class A	7	(7)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(2,300)	—	—	(2,300)
Net loss	—	—	—	—	(18,612)	—	(18,612)
Balances as of June 30, 2026	10,929	19,188	$133,499	$(4,323)	$71,788	$—	$200,964
Stock-based compensation	—	—	4,973	—	—	—	4,973
Exercised options, net of options withheld for taxes and exercise price	—	1	3	—	—	—	3
Issuance of Common Stock upon settlement of restricted stock units, net of shares withheld for taxes	235	—	(171)	—	—	—	(171)
Conversion from Class B to Class A	1	(1)	—	—	—	—	—
Noncontrolling interest recognized in connection with the acquisition	0	0	0	0	0	3,423	3,423
Foreign currency translation adjustment	—	—	—	787	—	(107)	680
Net loss	—	—	—	—	(8,267)	(1,473)	(9,740)
Balances as of September 30, 2026	11,165	19,188	$138,304	$(3,536)	$63,521	$1,843	$200,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exodus Movement, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(60,491)		$41,835
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,869		2,931
Deferred tax (benefit) expense	(16,571)		5,869
Impairment of other assets	413		137
Loss (gain) on digital assets, net	32,017		(44,694)
Loss (gain) on disposed investments	2		(2,000)
Gain on extinguishment of debt	(20,377)		—
Staking and other income	(4,100)		(241)
Other loss, net	171		494
Share-based compensation	13,211		10,941
Accrued interest income	(2,254)		(731)
Accretion of future purchase obligation	658		—
Other operating activities settled in digital assets and stablecoins (1)	(9,158)		(33,753)
Change in operating assets and liabilities:
Accounts receivable	(3,930)		389
Prepaid expenses	(7,341)		(297)
Income tax receivable	2,089		(1,649)
Other current assets	(12,763)		(704)
Other long-term assets	25		57
Accounts payable	(901)		2,951
Accrued liabilities	2,241		2,190
Payroll liabilities	4,931		—
Other long-term liabilities	—		32
Net cash used in operating activities	(78,259)		(16,243)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition, net of cash paid	436,224		—
Investment in Simple Agreements for Future Equity notes ("SAFEs")	—		(100)
Purchase of equity security	(200)		—
Proceeds from the sale of disposed investments	—		2,000
Purchases of fixed assets	(234)		(182)
Purchase of treasury bills	—		(4,938)
Redemption of treasury bills	—		35,692
Purchases of digital assets	(3,145)		(2,399)
Disposal of digital assets held	104,551		11,586
Payment of acquisition deposit	(1,605)		—
Payments for capitalized software	(2,297)		—
Other investing activities	502		—
Net cash provided by investing activities	533,796		41,659
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares to pay employee withholding taxes	(2,236)		(12,751)
Exercise of stock options	8		—
Change in client fund obligations	(325,476)	change in client fund obligations	—
Net cash used in financing activities	(327,704)		(12,751)
Effects of exchange rate changes on cash	(3,242)		—
Change in cash and cash equivalents and restricted cash	124,591		12,665
Cash and cash equivalents and restricted cash, beginning of period	4,938		37,883
Cash and cash equivalents and restricted, end of period	129,529		50,548
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash issuance of stock	$13		$81
Non-cash fair value of loans receivable settled as acquisition consideration	$106,923		$—
Non-cash deferred purchase consideration recognized in connection with the acquisition	$24,843		$—
Noncontrolling interest recognized in connection with the acquisition	$3,423		$—
Fixed assets purchased with digital assets	$—		$(36)
Non-cash capitalized software costs settled in digital assets and stock (including stock-based compensation of $312 and $389, respectively)	$(1,189)		$(1,605)
Non-cash capitalized interest on loans receivable	$2,786		$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$4,165		$(3)
(1)See "Note 7 – Digital Assets".
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the Unaudited, Condensed Consolidated Financial Statements

1. Nature of Business
Exodus Movement, Inc. ("Exodus," the "Company," "we," "our," or "us") was incorporated in Delaware in July 2016. In December 2025, the Company effected the redomestication of the Company from the State of Delaware to the State of Texas. The Company operates in the financial technology ("FinTech") sector of the greater blockchain and digital asset industry. The Company has developed an un-hosted self-custodial digital asset wallet on the Exodus Platform and contracts with third parties to provide various services to users that utilize the Company’s wallet through the platform. During the second quarter of 2026, the Company expanded its operations through the acquisitions of Monavate Holdings Limited, Monavate Ltd, Baanx.com Ltd, and Baanx US Corp. ("Acquired Entities"), adding payment processing, card issuing, card program management, sponsorship, and related payment infrastructure services for fintech, digital asset, and enterprise customers. Separately, the Company consolidates UAB Monavate in accordance with ASC 810 - Consolidation ("ASC 810"). Refer to "Note 4 - Variable Interest Entity" for additional information. During the third quarter of 2026, the Baanx.com Ltd. business began operating under the Monavate Onchain Ltd. name. Refer to "Note 3 – Acquisition" for additional information.

2. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of the Company are unaudited. These unaudited, condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") on the same basis as the audited consolidated financial statements and in management’s opinion, reflect all the adjustments, consisting only of normal, recurring adjustments, that are necessary for the fair statement of the Company’s condensed consolidated financial statements for the periods presented. The unaudited, condensed consolidated results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other period.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 11, 2026 (the "Form 10-K").

During the second quarter of 2026, the Company revised the presentation of its condensed consolidated statements of operations to separately present partnership expenses, which were previously included within technology, development and user support expenses. The Company also renamed the expense line item to Web3 platform expenses. During the third quarter of 2026, the Company renamed Web3 platform expenses to Digital asset services to better reflect the nature of the expenses included in that line item. Management believes that separate presentation of partnership expenses provides more meaningful information to investors. Prior-period amounts have been reclassified and relabeled to conform to the current-

period presentation. These changes affected presentation only and had no impact on previously reported loss before income taxes, net loss, net loss per share, cash flows, or stockholders' equity.

Change in Accounting Policy – Cash Flows Presentation

During the third quarter of 2026, the Company changed its accounting policy to classify cash receipts and disbursements related to customer funds as financing activities rather than operating activities in the condensed consolidated statements of cash flows. The change affected only the classification of cash flows and had no effect on total cash, cash equivalents and restricted cash, financial position, net (loss) income or (loss) earnings per share.

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
Following the acquisitions described in "Note 3 – Acquisition", the Company primarily generates revenue from digital asset services provided through the Exodus platform and payment and card services provided to payment program customers. The Company's significant revenue streams are discussed below.

Digital asset services revenues

The Company generates digital asset services revenue through arrangements with third-party service providers whose application programming interfaces ("APIs") are integrated into the Exodus Platform. The Company has API agreements with providers of digital asset-to-digital asset exchanges, fiat-to-digital asset conversions, and digital asset staking. Under the terms and conditions of these agreements, the Company integrates the APIs into the Exodus Platform and earns API fees based on user interactions with the API Providers. The Company has determined that it acts as an agent in its digital asset service arrangements because the third-party API Providers control the underlying services provided to users. Accordingly, the Company recognizes revenue on a net basis, representing the fees to which it is entitled under its arrangements with the API Providers.

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

For transaction-based contracts, revenue is recognized when a transaction occurs between a user and the API Provider. The Company receives from the API Provider a set percentage, per the contract, of the transaction value. As the majority of our revenue is transaction based, our revenue can vary significantly based on the volume of user transactions that occur each day. Because revenue is recognized based on our estimates of the user transaction value (using pricing information from an independent pricing source), network fees, and spread captured by the API Provider, any or all of which may differ from the actual amounts, there is variable consideration. The Company calculates an expected variable percentage to apply to the transaction when and as revenue generating activity (in the form of user transactions with API Providers) occurs, which is used to calculate the amount recognized. Because a transaction-based contract between the Company and the API Provider represents a series of distinct services, which occur daily, the variable consideration allocation exception allows the Company in each case to allocate the consideration related to each individual user transaction to the period in which it is earned, since the pricing formula is consistent throughout the period. The variability in transaction price no longer exists after receipt of consideration. The transaction price is based on a percentage of the fair value of assets exchanged and is settled in Bitcoin and U.S. Dollar Coin ("USDC").

For tiered subscription contracts, revenue is recognized monthly when the API Provider is invoiced a U.S. dollar amount based on the user transaction volume tier reached during the corresponding month. The invoice may be settled in an amount of either Bitcoin or USDC, at the election of the API Provider, equivalent in value to the U.S. dollar amount at time of payment. Because the contract is denominated in U.S. dollars and the amount invoiced to and due from the API Provider is a U.S. dollar amount, even if settled in the form other than cash, the consideration is valued as of the payment date and revenue is recognized based on the U.S. dollar amount. Because the transaction volume is not known at the time of contract inception and remains uncertain until the contract period is complete, there is variable consideration. The variable consideration is resolved each month given that the Company invoices its tiered subscription customers in U.S. dollars based on actual volume tier reached.

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

Concentration of Revenue

Revenue from API providers and payment program customers representing more than 10% of total revenue for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Company A	$2,153	$4,382	$7,353	$11,450
Company B	3,459	6,089	9,885	15,036
Company C	4,211	4,199	10,610	14,504
Company D	3,309	3,760	9,294	14,133
Company E	1,051	1,953	5,189	9,197

Cash and Cash Equivalents, Restricted Cash and Customer Funds

Cash and cash equivalents include cash on hand and money market mutual funds.

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

Restricted cash primarily consists of the following categories:

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
•Non-safeguarded Mastercard Trust restricted cash - These amounts represent Company-controlled cash balances held in the MB Mastercard Trust account that are restricted based on Monavate’s Issuing Services Terms and are not classified as safeguarded e-money funds or non-safeguarded customer and partner restricted cash. As of the third quarter in 2026, the customer funds related to this arrangement are now zero.
The restricted cash associated with these customer funds arose from the Company's acquisition of Monavate on May 1, 2026. Refer to "Note 3 – Acquisition". Customer and partner balances representing safeguarded funds, customer account balances, cardholder balances, or similar obligations are presented as customer deposit liabilities in the condensed consolidated balance sheets. Related restricted cash balances and deposit liabilities are presented on a gross basis because the conditions for offsetting under ASC 210-20 are not met. Cash receipts and disbursements related to customer funds, including those held by the consolidated VIE, are presented within financing activities in the condensed consolidated statements of cash flows. Refer to "Change in Accounting Principle – Cash Flow Presentation" above.

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

Customer Deposit Liabilities

Customer deposit liabilities consist of customer and partner account balances and outstanding settlement obligations. Customer and partner account balances relate to funds held in connection with e-money wallet and card programs, payment services, digital asset settlement, and related activities that are classified as restricted cash. When e-money is issued or customer or partner funds are otherwise received or held, the Company recognizes a corresponding liability equal to the amount owed to the customer or partner. Cash flows related to changes in customer deposit liabilities are presented as net change in customer funds within financing activities in the condensed consolidated statements of cash flows. Outstanding settlement obligations represent amounts that have not yet been paid out, delivered, transferred, redeemed, or otherwise settled. Customer deposit liabilities are generally settled within the normal operating cycle and are primarily supported by corresponding restricted cash and cash equivalents and restricted stablecoin balances, which are discussed under "Cash and Cash Equivalents, Restricted Cash and Customer Funds", "Digital Assets", and "Stablecoins and Restricted Stablecoins".

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

Accounts Receivable

The Company records accounts receivable at the earned amounts. Accounts receivable are contractual rights to receive payment in the form of digital assets, stablecoins, or cash, and are recognized as an asset on the consolidated balance sheets. Accounts receivable consists of earned but not yet received revenue accounted for in accordance with ASC 606. Accounts receivable that result in obtaining the right to receive a fixed amount of digital assets in the future are hybrid instruments, consisting of a receivable host contract that is initially measured at the fair value of the underlying digital assets and is subsequently carried at amortized cost, and an embedded forward feature based on the changes in the fair value of the underlying digital asset. The embedded forward is bifurcated from the host contract and is subsequently measured at fair value.

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

As of September 30, 2026, the Company held (i) an investment in a Simple Agreement for Future Equity ("SAFE"), (ii) equity security investments and (iii) warrants. The SAFE represents a contractual right to acquire equity interests upon the occurrence of specified future events and does not provide the Company with voting rights, governance rights, or the ability to exercise significant influence over the issuer. The Company's equity securities are investments in privately held companies and do not have readily determinable fair values. The Company has elected to measure the SAFE and its equity securities using the measurement alternative under ASC 321, under which the investments are recorded at cost, less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The SAFE and equity securities are included within other long-term assets on the condensed consolidated balance sheets. The Company evaluates its investments for impairment at each balance sheet date. An impairment loss is recognized when the carrying amount exceeds estimated fair value and the decline in value is determined to be other than temporary.

Warrants

The Company’s investments in warrants are measured at fair value, with changes in fair value recognized in staking and other loss (income) on the condensed consolidated statements of operations and comprehensive loss. The Company’s warrants are accounted for as derivative assets in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). The warrants are included within other long-term assets on the condensed consolidated balance sheets. Non-cash changes in the warrants’ fair value are reflected as adjustments to reconcile net loss to net cash used in operating activities on the condensed consolidated statements of cash flows.

Notes Receivable

In November 2025, the Company entered into a $0.1 million loan agreement with an unrelated third party. The loan agreement is accounted for as a note receivable within other long-term assets, in accordance with ASC 310 - Receivables, on the Company's condensed consolidated balance sheet and is recorded at amortized cost which approximates its fair value. The note receivable accrues interest at a rate of 0.50% per annum above the 12-month EURIBOR, with interest beginning to accrue on January 1, 2027. The note has a contractual maturity date of October 31, 2027, unless earlier converted in accordance with the terms of the agreement, and as described below.

The note receivable includes conversion features that permit the outstanding principal and accrued interest to be converted into equity of the unrelated third party upon the occurrence of specified events, including (i) a qualifying equity financing, (ii) an exit event, or (iii) at the election of the Company, if no qualifying financing has occurred, upon maturity. The conversion price component varies by each trigger event: in the event of a new financing round, it is the lowest fully-diluted price per share multiplied by an 80.0% multiple subject to a contractual valuation cap of €15.0 million; for an exit event, it is the lower of the cap-based fully-diluted ("FD") price or the actual FD price in the exit; and for conversion on request, it is the cap-based FD price. As of September 30, 2026, the carrying amount of the note receivable was $0.1 million, and no allowance for credit losses was recorded.

In March 2026, the Company entered into a $0.3 million promissory note agreement ("Promissory Note"), with an unrelated third party. On July 11, 2026, upon the closing of a qualifying equity financing, the outstanding principal and accrued interest converted into Series A-1 preferred stock pursuant to the original contractual terms. The preferred stock is accounted for under the ASC 321 measurement alternative at cost, less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, and is included within other long-term assets on the condensed consolidated balance sheets. As of September 30, 2026, the carrying amount of the Series A-1 preferred stock was $0.2 million.

The Company’s separate right to receive 32,500 associated tokens ("Promissory Note tokens") was unaffected by the conversion. The tokens receivable are recorded within other current assets on the Company's condensed consolidated balance sheets and at fair value in accordance with ASC 820. For further details on the Promissory Note tokens, refer to "Note 7 – Digital Assets" and "Note 14 – Fair Value Measurements".

Variable Interest Entity ("VIE")

The Company evaluates its involvement with legal entities to determine whether the entity is a VIE and whether consolidation is required under ASC 810. An entity is considered a VIE when, among other factors, (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or (ii) the equity holders at risk lack the characteristics of a controlling financial interest. If the Company has a variable interest in a VIE, it assesses whether it is the primary beneficiary. The primary beneficiary is the party that has both (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Refer to "Note 4 - Variable Interest Entity".

Digital Assets

As of September 30, 2026, the Company held $25.3 million of digital assets at fair value. The Company presents digital assets separately from other intangible assets on the condensed consolidated balance sheets. The net activity from remeasurement of digital assets at fair value is reflected in the condensed consolidated statements of operations and comprehensive (loss) income within expenses (income). Digital assets that are received as non-cash consideration in our revenue arrangements and sold for cash within seven days are presented as cash flows from operating activities in other operating activities settled in digital assets and stablecoins, while other digital asset activity held longer than seven days is reflected as cash flows from investing activities under disposal of digital assets held in the condensed consolidated statements of cash flows. The Company uses a mix of non-custodial and custodial services at multiple locations that are geographically dispersed to store its digital assets.

Digital assets are recorded at fair value based on quoted prices in the principal market for each respective digital asset as of the measurement date, in accordance with ASC 820. The principal market represents the market with the greatest volume and level of activity for the specific asset that the Company has access to on the measurement date. Fair value determinations are based on observable quoted prices (Level 1 inputs) in those markets. The cost basis of digital assets is calculated on a first-in, first-out basis, and changes in fair value are recognized in current-period earnings. Amounts are recorded at fair value based on the principal market rates. Refer to "Note 7 – Digital Assets" and "Note 14 – Fair Value Measurements".

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

The Company utilizes the simplified test for goodwill impairment under ASC 350, Intangibles - Goodwill and Other, consisting of a qualitative assessment of impairment to determine if it was more likely than not that the fair value of the reporting unit was less than its carrying amount, and if so, whether a subsequent quantitative assessment to identify and measure the amount of goodwill impairment to be recognized, if any, was required. The Company did not record any goodwill impairment charges during the three and nine months ended September 30, 2026. Please refer to "Note 8 – Goodwill" to the condensed consolidated financial statements for further details on goodwill.

Noncontrolling Interest ("NCI")

NCI reflects the portion of income or loss and the corresponding equity attributable to equity holders of consolidated VIE that are not 100% owned by the Company. NCI is presented as a separate component of stockholders' equity on the Company's condensed consolidated balance sheets and statements of shareholders' equity, to clearly distinguish between the Company’s interests and the economic interests of third parties related to those VIEs. Net (loss) income attributable to the Company, as reported in the consolidated statements of operations and comprehensive loss (income) is presented net of the portion of net (loss) income attributable to holders of NCI. See "Note 4 - Variable Interest Entity Interest" for more information.

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

On May 1, 2026, the Company acquired 100% of the issued and outstanding equity interests of Monavate Holdings Limited, Monavate Ltd, and Baanx.com Ltd. The consideration was satisfied through the settlement of principal, accrued interest and other amounts outstanding under the Company’s financing arrangements ("W3C Loans") with W3C. For the nine months ended September 30, 2026, the Company recognized interest income of $4.7 million, respectively, related to such financing arrangements prior to their settlement. Prior to the Company's acquisition of the Acquired Entities, UAB Monavate had been divested from Monavate Holdings Limited. While the Company did not acquire any equity or voting interest in UAB Monavate, UAB Monavate is included in the Company's condensed consolidated financial statements under the VIE provisions of ASC 810. Refer to "Note 4 – Variable Interest Entity" for more information.

Also on May 1, 2026, the Company acquired 100% of the issued and outstanding equity interests of Baanx US Corp. and other specified assets pursuant to a Stock and Asset Purchase Agreement, dated May 1, 2026, among the Company, Baanx US Corp., W3C, and Garth Howat, for aggregate consideration of $30.0 million. The purchase price is payable in installments over a four-year period, consisting of $5.0 million payable upon the delivery date as defined in the purchase agreement, $5.0 million payable on the first anniversary of closing, $10.0 million payable on the third anniversary of closing, and $10.0 million payable on the fourth anniversary of closing. None of the installment payments are contingent on post-closing performance metrics such as revenue or profitability. During the third quarter of 2026, the Baanx.com Ltd. business began operating under the Monavate Onchain Ltd. name.

Subject to the prior written approval of W3C, the Company may satisfy all or a portion of the third and fourth installment payments through the issuance of shares of the Company’s Class A Common Stock. In addition, the Company agreed to forgive, cancel and discharge a $10.0 million secured promissory note previously made available to Mr. Howat (the "Howat Loan"), together with all accrued interest and related obligations, which was treated as a component of the purchase consideration associated with the transaction. For the nine months ended September 30, 2026, the Company recognized interest income of $0.2 million, respectively, related to the secured promissory note prior to its forgiveness and cancellation.

The Company expects the acquisition to expand its capabilities in on-chain payments, including wallet and payment card functionality, and to enhance its ability to support enterprise clients and geographic expansion. During the three and nine months ended September 30, 2026, the Company incurred acquisition-related transaction costs of $4.9 million and $34.4 million, respectively, primarily consisting of transaction related incentive expense, which are included within general and administrative expenses in the condensed consolidated statements of operations.

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

Because the W3C Loans and Howat Loan were effectively settled as part of the acquisition consideration transferred to the Seller, ASC 805 requires such consideration to be measured at fair value as of the acquisition date. Accordingly, the W3C Loans and Howat Loan were measured at a combined preliminary fair value of $106.9 million, representing a pre-tax gain of $20.3 million from their aggregate carrying value of $86.6 million immediately prior to the acquisition. The gain is recognized within other expenses (income) in the condensed consolidated statements of operations.

The deferred payment obligation was initially measured at its preliminary fair value of $24.8 million, representing the present value of the $30.0 million contractual installment payments. Following the initial $5.0 million payment, the carrying amount of the remaining liability was $20.5 million as of September 30, 2026 of which the current and noncurrent portions were included in accrued liabilities and other long-term liabilities, respectively, in the condensed consolidated balance sheets. The remaining liability will be accreted to its contractual settlement amount using the effective interest method, with the related accretion expense recognized as interest expense over the remaining payment period. Subject to the prior written approval of W3C and the Seller, the Company may satisfy a portion of the remaining installment payments through the issuance of shares of the Company’s Class A Common Stock.

Preliminary Purchase Price Allocation

The consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded as goodwill, as follows:

(in thousands)	Preliminary Purchase Price Allocation as of June 30, 2026	Measurement Adjustments	Preliminary Purchase Price as of September 30, 2026
Assets acquired
Cash and cash equivalents	$6,255	$(3,834)	$2,421
Restricted cash	341,044	97,762	438,806
Restricted stablecoins	4,673	—	4,673
Accounts receivable	3,345	(206)	3,139
Prepaid expenses	1,705	15	1,720
Income tax receivable	548	—	548
Other current assets	348	73	421
Fixed assets	52	2	54
Definite and indefinite-lived intangible assets, net	48,900	—	48,900
Deferred tax asset	4,284	—	4,284
Digital assets	114	—	114
Total assets acquired	$411,268	$93,812	$505,080

Liabilities assumed
Accounts payable	(3,870)	—	(3,870)
Accrued liabilities	(20,974)	7,459	(13,515)
Customer deposit liabilities	(344,987)	(97,762)	(442,749)
Deferred tax liability	(8,409)	(114)	(8,523)
Total identifiable net assets	$33,028	$3,395	$36,423
Goodwill	100,695	250	100,945
Gain on bargain purchase price (1)	(1,956)	(222)	(2,178)
Noncontrolling interest	—	(3,423)	(3,423)
Total consideration transferred	$131,767	$—	$131,767
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

The purchase price allocation is preliminary and subject to adjustment during the measurement period, which will not exceed one year from the acquisition date. As of September 30, 2026, the Company had not finalized the valuation of acquired intangible assets; deferred income taxes and income tax positions of the Acquired Entities; certain acquired working capital balances, including accrued liabilities and deferred income; and the assets, liabilities and noncontrolling interest of UAB Monavate, pending receipt and review of final valuation reports, tax filings and other information about facts and circumstances that existed as of the acquisition date. Accordingly, these amounts, and the resulting goodwill and gain on bargain purchase, are provisional.

The condensed consolidated statement of operations for the three months ended September 30, 2026 includes $0.2 million of gain on bargain purchase within staking and other income and UAB Monavate results for May and June 2026 of $0.5 million revenue and 0.1 million net loss, all of which is attributable to the noncontrolling interest, which would have been recognized in the three and six months ended June 30, 2026, had the adjustments been recognized as of the acquisition date.

Results of Operations

The results of operations of the Acquired Entities have been included in the Company's condensed consolidated financial statements beginning on their respective acquisition dates. For the three months ended September 30, 2026, the Acquired Entities contributed revenue of $10.9 million and net loss of $9.2 million and for the nine months ended September 30, 2026, the Acquired Entities contributed revenue of $15.9 million and net loss of $24.3 million.

Supplemental Pro-Forma Information

The following unaudited supplemental pro-forma information presents the combined results of operations of the Company and the Acquired Entities as though the acquisitions had occurred on January 1, 2025. The supplemental pro-forma information includes adjustments for the application of the acquisition method of accounting, including amortization of acquired intangible assets, and other directly attributable transaction accounting adjustments. The unaudited supplemental pro-forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions occurred on the date indicated, nor is it indicative of future operating results.

(unaudited, in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Revenues	$32,539	$38,022	$91,740	$115,104
Net (loss) income	$(4,937)	$10,687	$(69,372)	$14,045

4. Variable Interest Entity

Refer to "Note 2 – Summary of Significant Accounting Policies" for more information on the Company's accounting policies related to the consolidation of VIEs.

In connection with the acquisition of Monavate Holdings Limited and its subsidiaries that was completed on May 1, 2026, the Company consolidates UAB Monavate, a Lithuanian private limited liability company and regulated electronic money institution. The Company determined that UAB Monavate is a VIE given UAB Monavate's insufficiency of equity at risk and because the Company holds a variable interest in UAB Monavate through Monavate Ltd's existing service arrangements with UAB Monavate.

UAB Monavate is included in the Company's condensed consolidated financial statements under the VIE provisions of ASC 810. This accounting treatment reflects the application of ASC 810's related party and de facto agent provisions to certain Company employees, who are on the board of directors of and hold equity interest in UAB Monavate, together with Monavate Ltd's existing service arrangements with UAB Monavate.

The Company holds no equity or voting interest in UAB Monavate, has no right to acquire its equity and is not entitled to proceeds from any sale of UAB Monavate. Consolidation does not confer ownership or additional contractual decision-making rights on the Company and does not change UAB Monavate's separate legal or regulatory status. The Company has not guaranteed UAB Monavate's obligations or committed to fund its losses. UAB Monavate's net loss attributable to its equity holders is allocated entirely to noncontrolling interests.

UAB Monavate's assets can be used only to settle UAB Monavate's obligations and there is no recourse to the Company by creditors for UAB Monavate’s liabilities. Accordingly, they are presented separately in the condensed consolidated balance sheets.

5. Revenue Recognition

The following table presents net sales disaggregated by product and service categories for each segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Digital asset services
Exchange aggregation	$18,789	57.7%	$26,894	88.6%	$57,532	70.5%	$84,118	91.3%
Fiat onboarding	2,308	7.1	1,321	4.4	6,302	7.7	3,449	3.7
Staking	515	1.6	1,817	6.0	1,625	2.0	3,515	3.8
Other (1)	23	0.1	311	1.0	163	0.2	1,084	1.2
Total exchange services	21,635	66.5%	30,343	100.0%	65,622	80.4%	92,166	100.0%
Payment processing services
Program management fees	7,096	21.8%	—	—	9,743	12.0%	—	—
Net interchange revenue	774	2.4	—	—	1,267	1.6	—	—
Other	3,034	9.3	—	—	4,882	6.0	—	—
Intersegment	61	0.2	—	—	106	0.1	—	—
Total payment processing services	10,965	33.7%	—	—	15,998	19.7%	—	—
Intersegment eliminations	(61)	(0.2)	—	—	(106)	(0.1)	—	—
Total revenues	$32,539	100.0%	$30,343	100.0%	$81,514	100.0%	$92,166	100.0%
(1) Other is primarily driven consulting and non-fungible token revenue related to the Company's digital asset services.

The following table presents the Company’s revenues disaggregated by geography, based on the addresses of the Company's customers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(in thousands, except units)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Republic of the Marshall Islands	$5,262	16.2%	$6,151	20.3	$15,799	19.4%	$23,701	25.7%
Hong Kong	5,293	16.3	8,480	27.9	16,004	19.6	21,807	23.7
British Virgin Islands	3,823	11.7	4,031	13.3	10,275	12.6	16,100	17.5
Seychelles	2,153	6.6	4,382	14.4	7,353	9.0	11,450	12.4
United Kingdom	5,322	16.4	1,902	6.3	9,143	11.2	3,852	4.2
Other(1)	10,686	32.8	5,397	17.8	22,940	28.2	15,256	16.5
Revenues	$32,539	100.0%	$30,343	100.0%	$81,514	100.0%	$92,166	100.0%
(1)No other individual country or territory accounted for more than 10% of total revenue.
The following table presents the Company's contract liability balances which primarily consist of deferred setup fees billed to payment program customers:

(in thousands)
Balance as of December 31, 2024	$12
Increase in contract liability	71
Performance obligations satisfied	(83)
Balance as of September 30, 2025	$—
Balance as of December 31, 2025	$—
Increase in contract liability	1,910
Performance obligations satisfied	(226)
Foreign currency translation adjustment	(227)
Balance as of September 30, 2026	$1,457

Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue related to setup fees and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.

As of September 30, 2026, $5.2 million of transaction price was allocated to the remaining performance obligations. The Company expects to recognize substantially all of this amount as revenue over the remaining contractual terms of the related customer arrangements, which generally range up to four years.

6. Prepaid Expenses
The Company prepays certain expenses due to the nature of the service provided or to capture certain discounts. The table below shows a breakout of these prepaid expenses for the periods presented:

(in thousands)	September 30, 2026	December 31, 2025
Marketing	$7,317	$260
Accounting, consulting, and legal services	1,195	788
Cloud services	1,024	646
Software	754	931
Insurance	611	219
Other prepaids	1,028	152
Prepaid expenses	$11,929	$2,996

7. Digital Assets

The table below outlines the fair value of the Company's digital assets based on publicly available rates as of the dates presented as well as the cost:

	September 30, 2026			December 31, 2025
(in thousands, except units)	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	293	$11,600	$24,468	1,704	$53,449	$149,164
Ethereum	162	421	435	1,898	3,476	5,633
Solana	210	21	25	12,473	2,385	1,552
Other	*	309	336	*	102	98
Digital assets		$12,351	$25,264		$59,412	$156,447
*Other digital assets unit balances are not considered meaningful.
The following table summarizes other operating activities settled in digital assets and stablecoins:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Revenues	$(61,832)	$(92,006)
Expenses	55,695	29,218
Conversion of digital assets and stablecoins to cash, net	(2,648)	28,615
Accounts receivable and other current assets	(2,678)	1,422
Payroll liabilities	1,716	316
Currency translation related to digital assets	589	(1,318)
Other operating activities settled in digital assets and stablecoins	$(9,158)	$(33,753)

Token Arrangements

During the second quarter of fiscal year 2025, the Company sold its right to receive 6,666,667 of its 13,333,334 Magic Eden tokens from Eden Protocol Limited. The Company recognized a gain of $2.0 million on the sale of future token interests, which is presented in the consolidated statements of operations and comprehensive loss. As of September 30, 2026, the Company has received 4,999,939 Magic Eden tokens and has 1,666,728 tokens remaining to be received. The Company’s right to receive future Magic Eden token interests represents an embedded derivative, which had a fair value of zero as of September 30, 2026 and December 31, 2025.

During the three and nine months ended September 30, 2026, in connection with the Company’s investment in the Promissory Note, the Company is entitled to receive 32,500 Promissory Note tokens which are subject to a 48-month vesting schedule, including a 12-month cliff followed     by monthly vesting over the remaining term and other restrictions. As of September 30, 2026, the value of these tokens is $0.6 million.

On July 11, 2026, the Company purchased a warrant to acquire up to 20,000 tokens, from an unrelated third party, at an exercise price of $16.40 per token, expiring on July 11, 2034. Tokens acquired upon exercise are subject to a 48-month lockup schedule, including a 12-month cliff followed by monthly releases over the remaining term. As of September 30, 2026, the fair value of the warrant was $0.4 million.

8. Goodwill

The following table reflects the changes in the carrying amount of goodwill by segment:

(in thousands)	September 30, 2026
Beginning of period by segment
Digital asset services	$—
Payment processing services	—
$—
Activity by segment:
Payment processing services:
Purchase price and allocation adjustments related to the Acquired Entities	100,945
Currency translation adjustment	(1,650)
$99,295
End of period by segment:
Digital asset services	—
Payment processing services	99,295
Total goodwill	$99,295

9. Intangible Assets, Net

Intangible assets, net consisted of the following:

(in thousands, except useful lives)	Useful lives	September 30, 2026	December 31, 2025
Technology in development		$—	$1,317
Definite-lived assembled workforce	3	1,316	1,316
Definite-lived tradenames	3 to 10	2,034	235
Definite-lived technology	3 to 10	14,218	—
Definite-lived customer relationships	12 to 14	24,800	—
Indefinite-lived licenses		9,400	—
Indefinite-lived domains		2,096	2,096
Indefinite-lived other		50	50
Less: accumulated amortization		(2,061)	(86)
Definite and indefinite-lived intangible assets in use, net		51,853	3,611
Currency translation adjustment		(696)	—
Definite and indefinite-lived intangible assets, net	11.29	51,157	4,928

For the three and nine months ended September 30, 2026, amortization expense for definite-lived intangible assets was $1.1 million and $2.0 million, and none for the same periods of 2025. respectively.

The following summarizes the future amortization expense as of September 30, 2026:

(in thousands)
Three months ended December 31, 2026	$1,055
2027	4,219
2028	4,133
2029	3,373
2030	3,263
2031	3,263

10. Software Assets, Net
Costs incurred are used to develop internal software applications and consist mainly of compensation and benefits. We capitalize software development costs upon the establishment of technological feasibility. During the three months ended September 30, 2026 and 2025, we capitalized $0.2 million and $0.5 million, and during the nine months ended September 30, 2026 and 2025, we capitalized $1.2 million and $1.6 million, respectively, of software development costs. When the software is ready for use, these capitalized costs are amortized on a straight-line basis over the estimated useful life, estimated to be three years.

Software assets, net, consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Software in development	$3,350	$1,069
Software assets in use	13,793	13,198
Less: accumulated amortization	(11,288)	(9,702)
Software assets in use, net	2,505	3,496
Software assets, net	$5,855	$4,565

The following summarizes the future amortization expense as of September 30, 2026:

(in thousands)
Three months ending December 31, 2026	$474
2027	1,398
2028	525
2029	108
$2,505

For the three months ended September 30, 2026 and 2025, amortization expense was $0.6 million and $0.8 million, and $1.8 million and $2.8 million for the nine months ended September 30, 2026 and 2025, respectively. The Company recorded no and $0.4 million in software development impairment during the three and nine months ended September 30, 2026, respectively, and no and $0.1 million in software development impairment for both three and nine months ended September 30, 2025, respectively.

11. Stockholders' Equity
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

Stock-Based Compensation

Options and Equity Grants Issued

In September 2019, the Company adopted the 2019 Equity Incentive Plan (the "2019 Plan") which permitted the Company to grant non-statutory stock options, incentive stock options, and other equity awards to Exodus team members, directors, and consultants. The 2019 Plan authorized grants to issue up to 3,000,000 options (prior to the 2021 Equity Incentive Plan) that are convertible into shares of authorized but unissued Class B common stock. As of September 30, 2026, there were 521,885 shares of Class B common stock options outstanding in the 2019 Plan.

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

In March 2026, the Company adopted the 2026 Equity Incentive Plan (the “2026 Plan”). The 2026 Plan serves as the successor to the 2021 Plan and provides for the issuance of non-statutory stock options, incentive stock options and other equity awards, including restricted stock units, to team members, directors, and consultants of the Company. The exercise price for options issued under the 2026 Plan is determined by the Compensation Committee of the board of directors, but will be (i) in the case of an incentive stock option granted to a team member who owns stock representing more than 10% of the voting power of all classes of stock of the Company, no less than 110% of the fair market value per share on the date of grant (the "Incentive Stock Options"), or (ii) for all other awards, no less than 100% of the fair market value per share on the date of grant. The contractual term of options issued under the 2026 Plan is generally 10 years, except that the Incentive Stock Options may not have a term longer than five years. During the nine months ended September 30, 2026, the Company began granting options to purchase Class A common stock under the 2026 Plan. As of September 30, 2026, 26,190 options were outstanding under the 2026 Plan.

The 2026 Plan initially authorized 4,280,000 shares of Class A common stock for issuance and provides that the Company may increase the number of shares available for issuance on January 1 of each year beginning in 2027 and ending in 2036 by an amount equal to 5% of the Company’s outstanding common stock. Shares subject to awards under the 2026 Plan that are not issued or are withheld to satisfy exercise prices or tax withholding obligations are returned to the share reserve and become available for future issuance. The number of shares reserved under the 2026 Plan also includes shares that became available from the Company's predecessor equity incentive plans as a result of award forfeitures. As of September 30, 2026, a total of 4,991,448 shares of Class A common stock were reserved for issuance under the 2026 Plan. As of September 30, 2026, a total of 1,346,913 restricted stock units (“RSUs”) were authorized and outstanding with a fair value of $9.7 million.

Upon the approval of the 2026 Plan, the Company can no longer grant non-statutory stock options, incentive stock options, or other equity awards to Exodus team members, directors, or consultants under the 2021 Plan.

The terms of our share-based compensation are governed by the plan pursuant to which such awards were issued.

The following table summarizes stock option activities for the nine months ended September 30, 2026:

	Options	Weighted Average Exercise Price
Outstanding - beginning of period	545,142	$2.41
Granted	26,190	$7.81
Exercised	(23,257)	$2.40
Outstanding - end of period	548,075	$2.67

The following table summarizes RSU activities for the nine months ended September 30, 2026:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding - beginning of period	2,543,468	$12.13
Granted	657,576	$8.85
Vested	(1,034,317)	$7.99
Forfeited	(819,814)	$10.67
Outstanding - end of period	1,346,913	$14.48

Stock-based compensation is recorded on the Company’s condensed consolidated statements of operations and comprehensive (loss) income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Web3 platform expenses	$1,324	$2,700	$6,068	$5,033
General and administrative	3,649	2,300	7,455	5,901
Stock-based compensation	$4,973	$5,000	$13,523	$10,934

As of September 30, 2026, total unrecognized stock-based compensation expense was $6.5 million. This compensation is expected to be recognized over a weighted-average period of 0.7 years.

12. Income Taxes
At the end of each interim period, the Company records income taxes by applying an estimated annualized effective tax rate to the current period income or loss before income taxes. The Company's annualized effective tax rate is based on pre-tax earnings, enacted U.S. statutory tax rates, non-deductible expenses, tax credits, certain tax rate differences between U.S. and foreign jurisdictions, and specific events that are discretely recognized entirely within the interim period in which they occur. Exodus' foreign subsidiary Proper Trust AG files an income tax return in Switzerland. Exodus' foreign subsidiaries, Monavate Holdings Limited, Monavate Limited and Baanx.com Ltd, file income tax returns in the United Kingdom. Baanx.com Ltd is one of the acquired Baanx businesses that began operating under the Monavate Onchain Ltd. name during the third quarter of 2026.

For the nine months ended September 30, 2026 and 2025, the Company recorded an income tax benefit of $11.0 million on a pre-tax loss of $71.5 million and an income tax expense of $4.2 million on a pre-tax income of $46.0 million, resulting in effective tax rates of 15.4% and 9.1%, respectively.

Our effective tax rate for the nine months ended September 30, 2026 was primarily due to a benefit related to stock option exercises net of non-deductible executive compensation, U.S. Foreign Derived Intangible Income and research and development tax credits partially offset by nondeductible expenses and tax effect of realized and unrealized digital asset gains and losses during the period. For purposes of recording the discrete tax expense related to digital assets, for the nine months ended September 30, 2026, realized gains or losses are recorded to the Company’s current taxes payable and unrealized gains and losses are recorded to the deferred tax liability based on current period activity. The effective tax rate for the nine months ended September 30, 2025, was primarily impacted by the change in permanent differences, including the tax benefit from the foreign derived intangible income and non-deductible expenses, and discrete items, including stock-based compensation and tax effect of realized and unrealized digital asset gains and losses during the period.

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

13. Commitments and Contingencies

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

14. Fair Value Measurements
The Company's financial assets are summarized below as of September 30, 2026 and December 31, 2025, with fair values shown according to the fair value hierarchy:

(in thousands)	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
As of September 30, 2026
Bitcoin	$24,468	$24,468	$-	$-
Ether	435	435	-	-
Solana	25	25	-	-
Other investments (1)	100	-	-	-
Equity securities (1)	752	-	-	-
Promissory note tokens	552	-	552	-
Warrants	527	-	527	-
Other digital assets	336	336	-	-
Money market funds	6	6	-	-
Total	$27,201
As of December 31, 2025
Bitcoin	$149,164	$149,164	$-	$-
Ether	5,633	5,633	-	-
Solana	1,552	1,552	-	-
Other investments (1)	600	-	-	-
Equity security	344	244	-	-
Other digital assets	98	98	-	-
Money market funds	7	7	-	-
Total	$157,398
(1) These investments are recorded at cost
Assets and Liabilities Not Measured and Recorded at Fair Value
The Company's financial instruments are carried at amounts that approximate their fair values. Stablecoins and restricted stablecoins are measured at fair value on a recurring basis. The fair value of these assets generally approximates their carrying amounts, as they are designed to maintain a value substantially equivalent to one U.S. dollar or euro. The estimated fair values of the Company's financial instruments and the recurring fair value measurements of its stablecoins and restricted stablecoins are based on Level 1 inputs within the fair value hierarchy. Also, the Company holds a note receivable that is recorded at amortized costs, which approximates its fair value. The fair value of these instruments is not readily determinable due to their non-marketable nature and is therefore not included in the fair value hierarchy.

15. (Loss) Earnings Per Share
The following table sets forth the computation of basic and diluted net (loss) earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Basic (loss) earnings per share:
Numerator
Net (loss) income attributable to Exodus Movement, Inc.	$(8,267)	$17,041	$(59,018)	$41,835
Denominator
Weighted-average number of shares used in per share computation - Class A	11,089	9,714	10,819	9,337
Weighted-average number of shares used in per share computation - Class B	19,188	19,463	19,186	19,515
Basic net (loss) earnings per share - Class A	$(0.27)	$0.58	$(1.97)	$1.45
Basic net (loss) earnings per share - Class B	$(0.27)	$0.58	$(1.97)	$1.45
Diluted net (loss) earnings per share:
Denominator
Weighted-average number of shares used in diluted computation - Class A	11,089	12,257	10,819	11,948
Weighted-average number of shares used in diluted computation - Class B	19,188	20,034	19,186	20,119
Diluted net (loss) earnings per share - Class A	$(0.27)	$0.53	$(1.97)	$1.30
Diluted net (loss) earnings per share - Class B	$(0.27)	$0.53	$(1.97)	$1.30

Diluted (loss) earnings per share includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of shares of common stock and common stock equivalents outstanding during the reporting period. Diluted (loss) earnings per share for the three and nine months ended September 30, 2026, excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2026	2026
RSUs outstanding	1,786	2,229
Stock options outstanding	535	538
Warrants	100	100
Number of anti-dilutive shares	2,421	2,867

16. Segment Reporting
Prior to the Acquired Entities, the Company operated and reported as a single operating segment and single reportable segment. Accordingly, all prior-period financial information was reported on a consolidated basis within a single segment structure. As a result of the Acquisition, the Company has two reportable segments: Digital Asset Services and Payment Processing. During the third quarter of 2026, the Company renamed its Web3 Services reportable segment to Digital Asset Services. The change was limited to the segment's name and did not affect the composition of the Company's reportable segments or the measurement of segment financial results. Digital Asset Services operates through the Exodus platform, including exchange aggregation, fiat onboarding and offboarding, staking, and other digital asset related services. Payment

Processing provides payment processing, card issuance, and payment infrastructure solutions to traditional commerce and crypto-native customers.

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

The following tables present the segment statements of operations for the Company's reportable segments:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(Unaudited, in thousands)	Digital Asset Services	Payment Processing Services	Total	Digital Asset Services	Payment Processing Services	Total
External revenues	$21,635	$10,904	$32,539	$30,343	$—	$30,343
Intersegment revenues	(61)	61	—	—	—	—
Revenues	21,574	10,965	32,539	30,343	—	30,343
Eliminations	61	(61)	—	—	—	—
TOTAL REVENUES	$21,635	$10,904	$32,539	$30,343	$—	$30,343
EXPENSES (INCOME)
Digital asset services expenses	12,496	—	12,496	12,350	—	12,350
Partnership expenses	3,139	—	3,139	4,637	—	4,637
Payment processing expenses	—	9,459	9,459	—	—	—
General and administrative	17,098	11,842	28,940	14,884	—	14,884
Gain on digital assets, net	(11,318)	(59)	(11,377)	(21,003)	—	(21,003)
Staking and other income	(1,087)	(313)	(1,400)	(264)	—	(264)
Other loss, net	91	3	94	32	—	32
Interest income	(351)	(158)	(509)	(599)	—	(599)
Interest expense	397	265	662	—	—	—
Income (loss) before income taxes	1,170	(10,135)	(8,965)	20,306	—	20,306
INCOME TAX (EXPENSE) BENEFIT	(1,753)	978	(775)	(3,265)	—	(3,265)
NET (LOSS) INCOME	$(583)	$(9,157)	$(9,740)	$17,041	$—	$17,041

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(Unaudited, in thousands)	Digital Asset Services	Payment Processing Services	Total	Digital Asset Services		Payment Processing Services	Total
External revenues	$65,622	$15,892	$81,514	$92,166	$—	$—	$92,166
Intersegment revenues	(106)	106	—	—		—	—
Revenues	65,516	15,998	81,514	92,166		—	92,166
Eliminations	106	(106)	—	—		—	—
TOTAL REVENUES	65,622	15,892	81,514	92,166		—	92,166
EXPENSES (INCOME)
Digital asset services expenses	37,655	—	37,655	35,581		—	35,581
Partnership expenses	10,202	—	10,202	11,029		—	11,029
Payment processing expenses	—	13,809	13,809	—	—	—	—
General and administrative	55,802	33,308	89,110	48,019	—	—	48,019
Loss (gain) on digital assets, net	32,068	(51)	32,017	(44,694)	—	—	(44,694)
Loss (gain) on disposed investments	2	—	2	(2,000)	—	—	(2,000)
Impairment on other assets	413	—	413	137	—	—	137
Staking and other income	(1,831)	(2,269)	(4,100)	(241)	—	—	(241)
Gain on debt extinguishment	(20,377)	—	(20,377)	—		—	—
Other loss, net	106	65	171	494		—	494
Interest income	(6,500)	(303)	(6,803)	(2,188)		—	(2,188)
Interest expense	549	374	923	—		—	—
(Loss) income before income taxes	(42,467)	(29,041)	(71,508)	46,029		—	46,029
INCOME TAX BENEFIT (EXPENSE)	6,301	4,716	11,017	(4,194)		—	(4,194)
NET (LOSS) INCOME	$(36,166)	$(24,325)	$(60,491)	$41,835		$—	$41,835

17. Restructuring
On July 16, 2026, the Board of Directors approved the 2026 Restructuring Plan that includes a reduction in force to align the Company’s cost structure and organizational priorities with its strategy to build a full-stack card issuance and payments platform. The Company expects to incur total employee severance and benefit costs of approximately $4.6 to $5.7 million and expects the plan to be substantially complete by the end of the fourth quarter of 2026.
During the three and nine months ended September 30, 2026, the Company recognized $3.7 million of employee severance and benefit costs, representing cumulative costs incurred under the plan, within digital asset services expenses, payment processing expenses, and general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income. Of these costs, $1.8 million related to the Digital Asset Services segment and $1.9 million related to the Payment Processing Services segment. In connection with the plan, the Company also recognized a non-cash net benefit of $0.5 million during the three and nine months ended September 30, 2026, consisting of the reversal of previously recognized stock-based compensation expense for forfeited awards, partially offset by expense recognized for awards with accelerated vesting, within digital asset services expenses and general and administrative expenses.

The following table presents the changes in the Company's restructuring liability:

(In thousands)	September 30, 2026
Beginning balance	$—
Increase in accrued expenses	3,662
Cash payments	(1,576)
Restructuring liability (1)	$2,086
(1) The remaining liability is expected to be paid by the second quarter of 2027.

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

Overview of Our Business
Exodus is a financial technology company that operates two complementary platforms. Through the Exodus brand, the Company provides digital asset services, including self-custodial digital asset software and related digital asset services to API providers and direct consumers. Through the Monavate brand, the Company provides payment processing services, including card issuance, payment processing, and payment infrastructure solutions to traditional commerce and on-chain finance customers. The Company completed the acquisitions of Monavate Holdings Limited, Monavate Ltd, Baanx.com Ltd, and Baanx US Corp. ("Acquired Entities") in May 2026, expanding its operations beyond digital asset services into payment processing services. During the third quarter of 2026, the Baanx.com Ltd. business began operating under the Monavate Onchain Ltd. name.

During the third quarter of 2026, the Company renamed its Web3 Services reportable segment to Digital Asset Services to better reflect the nature of its operations. The change did not affect the composition of the Company's reportable segments.

The acquisitions of the Acquired Entities represent a significant milestone in the Company's evolution, expanding its enterprise offerings, diversifying its revenue base, and adding payment processing services and customer programs that complement its existing digital asset services.

In July 2026, the Company approved the 2026 Restructuring Plan, including a reduction in force affecting approximately 25% of its global workforce, to align its cost structure and organizational priorities with its strategy to build a full-stack card issuance and payments platform. The Company expects total employee severance and benefit costs of approximately $4.6 to $5.7 million and substantial completion of the plan by the end of the fourth quarter of 2026. The plan is expected to generate approximately $9 million to $11 million in annualized cash operating expense savings, primarily within the digital asset services expenses and payment processing expenses on the condensed consolidated statements of operations and comprehensive (loss) income, beginning in the third quarter of 2026, with the full benefit expected in 2027. Actual costs and savings may differ from these estimates. Refer to "Note 17 - Restructuring".

Key Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, management uses the key business metrics described below to evaluate operating performance, identify trends affecting the business, and support strategic decision-making.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Monthly active users (millions)	1.4	1.5	(7)%	1.4	1.5	(7)%
Quarterly funded users (millions)	1.4	1.8	(22)%	1.4	1.8	(22)%
Quarterly exchange volume (billions)	$1.1	$1.8	(39)%	$3.4	$5.3	(36)%
Gross transaction payment volume (billions)	$1.1	$—	*	$1.7	$—	*
Total active cards (millions)	1.6	—	*	2.2	—	*
Net (loss) income (thousands)	$(9,740)	$17,041	(157)%	$(60,491)	$41,835	(245)%
Adjusted EBITDA (1) (thousands)	$(3,919)	$5,850	(167)%	$(11,459)	$15,752	(173)%
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

Results of Operations
The following table presents our condensed consolidated results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
REVENUES	$32,539	$30,343	$2,196	7%	$81,514	$92,166	$(10,652)	(12)%
EXPENSES (INCOME)
Digital asset services expenses	12,496	12,350	146	1%	37,655	35,581	2,074	6%
Partnership expenses	3,139	4,637	(1,498)	(32)%	10,202	11,029	(827)	(7)%
Payment processing expenses	9,459	—	9,459	*	13,809	—	13,809	*
General and administrative	28,940	14,884	14,056	94%	89,110	48,019	41,091	86%
(Gain) loss on digital assets, net	(11,377)	(21,003)	9,626	(46)%	32,017	(44,694)	76,711	(172)%
Loss (gain) on disposed investments	—	—	—	*	2	(2,000)	2,002	*
Impairment on other assets	—	—	—	*	413	137	276	201%
Staking and other income	(1,400)	(264)	(1,136)	*	(4,100)	(241)	(3,859)	*
Gain on debt extinguishment	-	-	—	*	(20,377)	-	(20,377)	*
Other loss, net	94	32	62	194%	171	494	(323)	(65)%
Interest income	(509)	(599)	90	(15)%	(6,803)	(2,188)	(4,615)	211%
Interest expense	662	—	662	*	923	—	923	*
(Loss) income before income taxes	(8,965)	20,306	(29,271)	(144)%	(71,508)	46,029	(117,537)	(255)%
INCOME TAX (EXPENSE) BENEFIT	(775)	(3,265)	2,490	*	11,017	(4,194)	15,211	*
NET (LOSS) INCOME	$(9,740)	$17,041	$(26,781)	(157)%	$(60,491)	$41,835	$(102,326)	(245)%
*Percentage variances not considered meaningful.
Revenue

Revenue increased $2.2 million for the three months ended September 30, 2026 compared to the same period in 2025. The increase was primarily driven by a $10.9 million increase in revenue contributed by the Acquired Entities within payment processing services, partially offset by an $8.7 million decrease in revenue from digital asset services, primarily attributable to an $8.1 million decrease in exchange aggregation revenue due to lower volume.

Revenue decreased $10.7 million for the nine months ended September 30, 2026 compared to the same period in 2025. The decrease was primarily driven by a $26.5 million decrease in revenue from digital asset services, primarily attributable to a $26.6 million decrease in exchange aggregation revenue due to lower volume, partially offset by a $15.9 million increase in revenue contributed by the Acquired Entities within payment processing services.

The following table summarizes revenue generated from the Company's digital asset service direct users and partnerships revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2026		2025		2026		2025
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Exchange aggregation - users	$15,507	71.6%	$21,894	72.1%	$47,023	71.7%	$70,580	76.7%
Exchange aggregation - partnerships	3,282	15.2	5,000	16.5	10,509	16.0	13,538	14.7
Fiat onboarding - users	2,308	10.7	1,321	4.4	6,302	9.6	3,436	3.7
Fiat onboarding - partnerships	—	—	—	—	—	—	13	—
Staking - users	515	2.4	1,817	6.0	1,625	2.5	3,515	3.8
Other - users	23	0.1	292	1.0	78	0.1	487	0.5
Other - partnerships	—	—	19	—	85	0.1	597	0.6
	$21,635	100.0%	$30,343	100.0%	$65,622	100.0%	$92,166	100.0%

Revenue generated from the Company's digital asset service direct users and business-to-business partnerships decreased $8.7 million for the three months ended September 30, 2026 compared to the same period in 2025. The decrease was primarily driven by a $6.4 million decrease in exchange aggregation revenue from direct users due to lower volume, a $1.7 million decrease in exchange aggregation revenue from business-to-business partnerships due to lower volume, a $1.3 million decrease in staking revenue due to lower total staked assets, and a $0.3 million decrease in other revenue, partially offset by a $1.0 million increase in fiat onboarding revenue from direct users due to higher volume.

Revenue generated from the Company's digital asset service direct users and business-to-business partnerships decreased $26.5 million for the nine months ended September 30, 2026 compared to the same period in 2025. The decrease was primarily driven by a $23.6 million decrease in exchange aggregation revenue from direct users due to lower volume, a $3.0 million decrease in exchange aggregation revenue from business-to-business partnerships due to lower volume, a $1.9 million decrease in staking revenue due to lower total staked assets, and a $0.9 million decrease in other revenue, partially offset by a $2.9 million increase in fiat onboarding revenue from direct users due to higher volume.

The following table summarizes the Company's external revenue by category within our payment processing services:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026		2026
	Amount	% of Revenue	Amount	% Revenue
Traditional commerce (1)	$6,928	63.5%	$10,220	64.3%
On-chain finance (1)	3,976	36.5	5,672	35.7
External revenue	$10,904	100.0%	$15,892	100.0%

(1) This reflects the revenues of the Acquired Entities beginning on May 1, 2026. Accordingly, comparative prior-period information is not presented.

Digital asset services expenses

Digital asset services expenses increased $0.1 million for the three months ended September 30, 2026 compared to the same period in 2025. The increase was primarily driven by a $1.4 million increase in restructuring expenses, a $0.9 million increase in technology subscription expense, a $0.5 million increase in fiat onboarding costs, a $0.3 million decrease in capitalized labor, and a $0.3 million increase in testing expense, partially offset by a $2.4 million decrease in salary and benefit expenses, a $0.6 million decrease in cloud infrastructure expense, and a $0.3 million decrease in depreciation and amortization expense.

Digital asset services expenses increased $2.1 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily driven by a $1.8 million increase in fiat onboarding costs, a $1.4 million increase in restructuring expenses, a $0.7 million increase in technology subscription expense, a $0.4 million decrease in capitalized labor, and a $0.2 million increase in salary and benefit expenses, partially offset by a $1.2 million decrease in depreciation and amortization expense, a $0.7 million decrease in cloud infrastructure expense, a $0.4 million decrease in consulting expense, and a $0.1 million decrease in testing expense.

Partnership expenses

Partnership expenses decreased $1.5 million for the three months ended September 30, 2026 compared to the same period in 2025. The decrease was primarily driven by lower transaction volume.

Partnership expenses decreased $0.8 million for the nine months ended September 30, 2026 compared to the same period in 2025. The decrease was primarily driven by lower transaction volume.

General and administrative expenses

General and administrative expenses increased $14.1 million for the three months ended September 30, 2026 compared to the same period in 2025. The increase was primarily driven by a $3.1 million increase in subscription, bank and network, depreciation and amortization and other general and administrative expenses, a $3.0 million increase in professional services expense, a $2.7 million increase in transaction-related incentives, a $2.2 million increase in restructuring expenses, a $1.9 million increase in compensation and benefit expenses (including $2.4 million of stock-based compensation expense related to founder equity awards resulting from the voluntary cancellations of outstanding unvested equity awards), and a $1.3 million increase in marketing expense, partially offset by a $0.1 million decrease in travel expense.

General and administrative expenses increased $41.1 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily driven by a $20.0 million increase in transaction-related incentives, a $11.6 million increase in professional services expense, a $5.1 million increase in subscription, bank and network, depreciation and amortization and other general and administrative expenses, a $3.9 million increase in compensation and benefit expenses (including $2.4 million of stock-based compensation expense related to founder equity awards resulting from the voluntary cancellations of outstanding unvested equity awards), a $2.8 million increase in foreign currency expense, a $2.2 million increase in restructuring expenses, and a $1.5 million increase in marketing expense, partially offset by a $3.5 million decrease in travel expense and a $2.5 million decrease in regulatory settlement expense.

Income tax (benefit) expense

Income tax expense was $0.8 million for the three months ended September 30, 2026, compared to an expense of $3.3 million for the three months ended September 30, 2025. The effective tax rate during the three months ended September 30, 2026 was (8.6)%, compared to 16.1% during the three months ended September 30, 2025.

Income tax benefit was $11.0 million for the nine months ended September 30, 2026, compared to an expense of $4.2 million for the nine months ended September 30, 2025. The effective tax rate during the nine months ended September 30, 2026 was 15.4%, compared to 9.1% during the nine months ended September 30, 2025. For the nine months ended September 30, 2026, the change from the statutory tax rate to the effective rate was primarily due to non-deductible incentive expenses partially offset by a benefit related to stock option exercises net of non-deductible executive compensation, U.S. Foreign derived intangible income and research and development tax credits. For the nine months ended September 30, 2025, the change from the effective rate was primarily impacted by the change in permanent differences, including the tax benefit from the foreign derived intangible income and non-deductible expenses, and discrete items, including stock-based compensation and tax effect of realized and unrealized digital asset gains and losses during the period.

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
Beginning in the third quarter of 2026, Adjusted EBITDA also excludes restructuring expenses and integration expenses. Restructuring expenses consist of employee severance and benefit costs incurred in connection with the 2026 Restructuring Plan, net of the related non-cash benefit from the modification of stock-based awards for affected employees. Integration expenses consist of third-party legal and consulting costs incurred to integrate the Acquired Entities. No such expenses were incurred in the prior periods presented.

A reconciliation of Adjusted EBITDA is presented below. Investors are encouraged to review the related U.S. GAAP financial measure and the reconciliation, and not to rely on any single financial measure to evaluate the Company's business.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net (loss) income attributable to Exodus Movement, Inc.	$(8,267)	$17,041	$(59,018)	$41,835
Interest income, net	153	(599)	(5,880)	(2,188)
Tax expense (benefit)	775	3,265	(11,017)	4,194
Depreciation and amortization expense	1,635	853	3,869	2,931
EBITDA	$(5,704)	$20,560	$(72,046)	$46,772
Stock based compensation expense	5,386	5,186	13,665	10,941
Staking and other income	(1,400)	(264)	(4,100)	(241)
(Gain) loss on digital assets, net	(11,377)	(21,003)	32,017	(44,694)
Loss (gain) on disposed investments	—	—	2	(2,000)
Impairment on other assets	—	—	413	137
Gain on debt extinguishment	—	—	(20,377)	—
Other loss, net	94	32	171	494
Transaction expenses	4,951	1,339	34,665	4,343
Integration expenses	923	—	923	—
Restructuring expenses	3,208	—	3,208	—
Adjusted EBITDA	$(3,919)	$5,850	$(11,459)	$15,752

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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change
Net cash used in operating activities	$(78,259)	$(16,243)	(62,016)
Net cash provided by investing activities	$533,796	$41,659	492,137
Net cash used in financing activities	$(327,704)	$(12,751)	(314,953)
Effects of exchange rate changes on cash	$(3,242)	$—	(3,242)
Net increase in cash and cash equivalents	$124,591	$12,665	111,926
*Percentage variances not considered meaningful.

Net Cash Used In Operating Activities
Net cash used in operating activities increased by $62.0 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily driven by a $102.3 million increase in net loss, a $22.4 million increase in deferred tax benefit, a $20.4 million gain on extinguishment of debt, a $12.1 million increase in other current assets, a $7.0 million increase in prepaid expenses, a $4.3 million increase in accounts receivable, a $3.9 million decrease in accounts payable, a $3.9 million increase in staking and other income, and a $1.5 million increase in accrued interest income, partially offset by a $76.7 million increase in net loss on digital assets, a $24.6 million decrease in operating activities settled in digital assets and stablecoins, a $4.9 million increase in payroll liabilities, a $3.7 million decrease in income tax receivable, a $2.3 million increase in stock-based compensation expense, a $2.0 million increase in loss (gain) on disposed investments, and $1.6 million of other items, net.

Net Cash Provided By Investing Activities
Net cash provided by investing activities increased by $492.1 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily driven by a $436.2 million net cash related to the Acquired Entities, a $93.0 million increase in proceeds from the disposal of digital assets, and a $4.9 million decrease in purchases of treasury bills, partially offset by a $35.7 million decrease in redemptions of treasury bills, a $2.0 million decrease in proceeds from the sale of disposed investments, a $1.6 million payment of an acquisition deposit, a $2.3 million increase in capitalized software, and $0.4 million of other investing activities, net.

Net Cash Used In Financing Activities
Net cash used in financing activities increased by $315.0 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily driven by a $325.5 million increase in net cash outflows from customer funds, partially offset by a $10.5 million decrease in repurchases of shares to satisfy employee tax withholding obligations.

Total Digital Assets and Liquid Assets
The following tables show the Company’s holdings of digital assets and cash and cash equivalents (including treasury bills with a maturity date of less than three months) and stablecoins.

The digital asset holdings as of September 30, 2026 and December 31, 2025 were:

(in thousands, except units)	September 30, 2026
	Units	Cost Basis	Fair Value
Bitcoin	293	$11,600	$24,468
Ether	162	421	435
Solana	210	21	25
Other	*	309	336
Digital assets		$12,351	$25,264

(in thousands, except units)	December 31, 2025
	Units	Cost Basis	Fair Value
Bitcoin	1,704	$53,449	$149,164
Ethereum	1,898	3,476	5,633
Solana	12,473	2,385	1,552
Other	*	102	98
Digital assets		$59,412	$156,447
•Other digital assets unit balances are not considered meaningful.

The liquid asset holdings as of September 30, 2026 and December 31, 2025 were:

(in thousands)	Carrying Value	Quoted Prices Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
As of September 30, 2026
Cash and cash equivalents (1)	$10,189	$10,189	$-	$-
Stablecoins	6,550	$6,550	$-	$-
Total liquid assets	$16,739
As of December 31, 2025
Cash and cash equivalents	$4,938	$4,938	$-	$-
Stablecoins	222	$222	$-	$-
Total liquid assets	$5,160
(1) Includes $0.6 million of cash held by the consolidated variable interest entity (“VIE”), which may only be used to settle obligations of the VIE. Refer to “Note 4 – Variable Interest Entity”.

Material Capital Commitments

As of September 30, 2026, the Company had material contractual cash requirements related primarily to long-term marketing sponsorship and cloud infrastructure arrangements. Remaining contractual commitments totaled approximately $59.5 million, consisting primarily of approximately $46.5 million under a long-term marketing sponsorship agreement and approximately $13.0 million under long-term cloud infrastructure agreements. Based on the contractual payment terms, approximately $3.7 million is expected to be paid during the remainder of 2026, $20.7 million in 2027, $20.3 million in 2028, and $14.8 million in 2029. Management expects these obligations to be funded through existing cash balances, digital asset holdings, and cash generated from operations.

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

The market price of Bitcoin is impacted by a variety of factors and is determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. The digital asset industry has been negatively impacted by market price volatility. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin. There can be no assurance that we will be able to exchange our digital assets for U.S. dollars on a timely basis, if at all, or for a fair price. If the value of our digital assets declines, or if we experience difficulties converting our digital assets to U.S. dollars, we may not have sufficient liquidity to satisfy our liabilities, expenses and costs as they become due, which may negatively affect our business operations and financial condition. A hypothetical 10% increase or decrease in the digital assets held would have resulted in a change to the fair value of $2.5 million and $15.6 million as of September 30, 2026 and December 31, 2025, respectively.

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

We recognized net foreign currency losses of $0.9 million and net foreign currency gains of $1.9 million for the nine months ended September 30, 2026 and 2025, respectively, in general and administrative expense in the condensed consolidated statements of operations and comprehensive (loss) income. If an adverse 10% foreign currency exchange rate change was applied to total monetary assets, liabilities, and commitments denominated in currencies other than the functional currencies at the balance sheet date, it would not have a material impact on our financial results.

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

Foreign currency translation risk

Fluctuations in functional currencies from our net investment in international subsidiaries expose us to foreign currency translation risk, where changes in foreign currency exchange rates may adversely affect our results of operations upon translation into U.S. dollars. We recognized losses on translation adjustments, net of tax, of $1.4 million for the nine months ended September 30, 2026, compared to losses on translation adjustments, net of tax, of $1.3 million for the nine months ended September 30, 2025, in the condensed consolidated statements of operations and comprehensive (loss) income. As of September 30, 2026 and 2025, a 10% increase or decrease on foreign currency exchange rates for translation purposes would not have a material impact on our financial results.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2026, the Company completed the acquisitions of Monavate Holdings Ltd., Baanx.com Ltd., and Baanx US Corp. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. As part of our post-closing integration activities, we are integrating the acquired businesses into our financial reporting and internal control environment and continue to evaluate the impact of related changes to internal control over financial reporting. Except for changes in internal controls related to the integration of the acquired businesses, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found in "Note 13 – Commitments and Contingencies" to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(c) Trading Plans

During the three months ended September 30, 2026, no director or Section 16 officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case as defined under SEC rules).

Item 6. Exhibits

Exhibit Number	Description	SEC Document Reference
10.1	Restricted Stock Unit Cancellation Agreement, dated August 31, 2026, between Exodus Movement, Inc. and Jon Paul Richardson	Furnished herewith.
10.2	Restricted Stock Unit Cancellation Agreement, dated August 31, 2026, between Exodus Movement, Inc. and Daniel Castagnoli	Furnished herewith.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXODUS MOVEMENT, INC.

Date: November 9, 2026	By:	/s/ James Gernetzke
James Gernetzke
Chief Financial Officer